Form 10-Q
period 2023-09-30
SAFETY INSURANCE GROUP INC
filed 2023-11-03
CIK 1172052

Acrthe

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ◻  No ☒

As of November 1, 2023 there were 14,791,907 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,117,352 and $1,152,779, allowance for expected credit losses of $1,231 and $678)	$1,005,225	$1,050,155
Equity securities, at fair value (cost: $216,589 and $231,444)	223,152	240,155
Other invested assets	129,739	112,850
Total investments	1,358,116	1,403,160
Cash and cash equivalents	30,894	25,300
Accounts receivable, net of allowance for expected credit losses of $867 and $1,446	258,267	192,542
Receivable for securities sold	845	877
Accrued investment income	7,688	8,212
Taxes recoverable	7,286	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	30,006	12,988
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	106,708	93,394
Ceded unearned premiums	29,819	28,453
Deferred policy acquisition costs	91,613	75,582
Deferred income taxes	21,307	21,074
Equity and deposits in pools	37,096	33,648
Operating lease right-of-use-assets	20,586	23,336
Goodwill	17,093	17,093
Intangible assets	7,242	7,856
Other assets	27,539	29,054
Total assets	$2,052,105	$1,972,569

Liabilities
Loss and loss adjustment expense reserves	$584,175	$549,598
Unearned premium reserves	525,297	433,375
Accounts payable and accrued liabilities	61,757	73,875
Payable for securities purchased	2,059	1,359
Payable to reinsurers	24,526	11,444
Taxes payable	—	1,729
Debt	30,000	35,000
Operating lease liabilities	20,586	23,336
Other liabilities	33,956	30,854
Total liabilities	1,282,356	1,160,570

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,949,484 and 17,879,095 shares issued	179	179
Additional paid-in capital	225,301	222,049
Accumulated other comprehensive (loss) income, net of taxes	(87,607)	(80,538)
Retained earnings	782,169	815,309
Treasury stock, at cost: 3,157,577 and 3,083,364 shares	(150,293)	(145,000)
Total shareholders’ equity	769,749	811,999
Total liabilities and shareholders’ equity	$2,052,105	$1,972,569

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net earned premiums	$214,425	$189,931	$608,385	$565,352
Net investment income	14,005	11,112	41,495	33,337
Earnings from partnership investments	2,427	876	5,146	9,675
Net realized gains on investments	270	1,251	1,111	8,613
Change in net unrealized gains on equity securities	(9,184)	(14,364)	(2,148)	(56,283)
Credit loss expense	403	(207)	(554)	(207)
Commission income	1,918	—	5,159	—
Finance and other service income	5,094	3,749	13,966	10,469
Total revenue	229,358	192,348	672,560	570,956

Losses and loss adjustment expenses	159,521	124,069	470,197	359,950
Underwriting, operating and related expenses	65,217	60,373	187,832	182,839
Other expense	2,005	—	5,198	—
Interest expense	139	132	697	392
Total expenses	226,882	184,574	663,924	543,181

Income before income taxes	2,476	7,774	8,636	27,775
Income tax expense	527	1,582	2,023	5,844
Net income	$1,949	$6,192	$6,613	$21,931

Earnings per weighted average common share:
Basic	$0.13	$0.42	$0.45	$1.49
Diluted	$0.13	$0.42	$0.45	$1.48

Cash dividends paid per common share	$0.90	$0.90	$2.70	$2.70

Number of shares used in computing earnings per share:
Basic	14,645,988	14,599,136	14,669,709	14,608,591
Diluted	14,682,082	14,711,737	14,721,063	14,713,552

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$1,949	$6,192	$6,613	$21,931

Other comprehensive loss, net of tax:
Unrealized holding (losses) gains during the period, net of income tax benefit of ($3,546), ($7,311), ($1,647) and ($28,772).	(13,339)	(27,505)	(6,191)	(108,232)
Reclassification adjustment for net realized gains on investments included in net income, net of income tax benefit of ($57), ($263), ($233) and ($1,809).	(213)	(988)	(878)	(6,804)
Other comprehensive loss, net of tax:	(13,552)	(28,493)	(7,069)	(115,036)

Comprehensive loss	$(11,603)	$(22,301)	$(456)	$(93,105)

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2021	$178	$216,070	$24,579	$821,743	$(135,397)	$927,173
Net income, January 1 to March 31, 2022	—	—	—	7,838	—	7,838
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(47,357)	—	—	(47,357)
Restricted share awards issued	1	603	—	—	—	604
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,479	—	—	—	1,479
Dividends paid and accrued	—	—	—	(13,246)	—	(13,246)
Acquisition of treasury stock	—	—	—	—	(14,603)	(14,603)
Balance at March 31, 2022	179	218,152	(22,778)	816,335	(150,000)	861,888
Net income, April 1 to June 30, 2022	—	—	—	7,901	—	7,901
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	(39,186)	—	—	(39,186)
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,301	—	—	—	1,301
Dividends paid and accrued	—	—	—	(13,281)	—	(13,281)
Balance at June 30, 2022	179	219,453	(61,964)	810,955	(150,000)	818,623
Net income, July 1 to September 30, 2022	—	—	—	6,192	—	6,192
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	(28,493)	—	—	(28,493)
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,302	—	—	—	1,302
Dividends paid and accrued	—	—	—	(13,259)	—	(13,259)
Balance at September 30, 2022	$179	$220,755	$(90,457)	$803,888	$(150,000)	$784,365

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2022	$179	$222,049	$(80,538)	$815,309	$(145,000)	$811,999
Net loss, January 1 to March 31, 2023	—	—	—	(12,337)	—	(12,337)
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	15,255	—	—	15,255
Restricted share awards issued	—	522	—	—	—	522
Recognition of employee share-based compensation, net of deferred federal income taxes	—	733	—	—	—	733
Dividends paid and accrued	—	—	—	(13,247)	—	(13,247)
Balance at March 31, 2023	179	223,304	(65,283)	789,725	(145,000)	802,925
Net income, April 1 to June 30, 2023	—	—	—	17,001	—	17,001
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(8,772)	—	—	(8,772)
Restricted share awards issued	—	72	—	—	—	72
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,100	—	—	—	1,100
Dividends paid and accrued	—	—	—	(13,283)	—	(13,283)
Acquisition of treasury stock	—	—	—	—	(5,293)	(5,293)
Balance at June 30, 2023	179	224,476	(74,055)	793,443	(150,293)	793,750
Net income, July 1 to September 30, 2023	—	—	—	1,949	—	1,949
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(13,552)	—	—	(13,552)
Recognition of employee share-based compensation, net of deferred federal income taxes	—	825	—	—	—	825
Dividends paid and accrued	—	—	—	(13,223)	—	(13,223)
Balance at September 30, 2023	$179	$225,301	$(87,607)	$782,169	$(150,293)	$769,749

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$6,613	$21,931
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	(219)	999
Fixed asset depreciation, net	5,104	4,990
Stock based compensation	3,252	4,686
Provision for deferred income taxes	1,647	4,025
Net realized gains on investments	(1,111)	(8,613)
Credit loss expense	554	207
Earnings from partnership investments	(4,830)	(5,579)
Change in net unrealized gains on equity securities	2,148	56,283
Changes in assets and liabilities:
Accounts receivable, net	(65,725)	(17,020)
Accrued investment income	524	(970)
Receivable from reinsurers	(30,332)	(1,441)
Ceded unearned premiums	(1,366)	(2,765)
Deferred policy acquisition costs	(16,031)	(3,638)
Taxes recoverable/payable	(9,068)	(16,042)
Other assets	(5,021)	(4,902)
Loss and loss adjustment expense reserves	34,577	(25,239)
Unearned premium reserves	91,922	23,617
Accounts payable and accrued liabilities	(11,759)	(17,194)
Payable to reinsurers	13,082	13,431
Other liabilities	3,102	(3,400)
Net cash provided by operating activities	17,063	23,366

Cash flows from investing activities:
Fixed maturities purchased	(59,685)	(150,507)
Short term investments purchased	—	(5)
Equity securities purchased	(34,243)	(41,809)
Other invested assets purchased	(14,075)	(14,863)
Proceeds from sales and paydowns of fixed maturities	84,198	106,367
Proceeds from maturities, redemptions, and calls of fixed maturities	9,879	68,474
Proceed from sales of equity securities	51,724	33,898
Proceeds from other invested assets redeemed	2,487	1,133
Fixed assets purchased	(1,402)	(1,522)
Net cash provided by investing activities	38,883	1,166

Cash flows from financing activities:
Proceeds from FHLB loan	20,000	—
Payments on FHLB loan	(25,000)	—
Dividends paid to shareholders	(40,112)	(39,897)
Acquisition of treasury stock	(5,240)	(14,603)
Net cash used for financing activities	(50,352)	(54,500)

Net increase (decrease) in cash and cash equivalents	5,594	(29,968)
Cash and cash equivalents at beginning of year	25,300	63,603
Cash and cash equivalents at end of period	$30,894	$33,635

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

The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Safety Northeast Insurance Company, Safety Northeast Insurance Agency, Inc. (“SNIA”), and Safety Management Corporation (“SMC”), which is SNIA’s holding company. All intercompany commission transactions, including commission income and underwriting, operating and related expenses, have been eliminated. Commission income totaled $256 and $695 for the three and nine months ended September 30, 2023, respectively.

The financial information for the three and nine months ended September 30, 2023 and 2022 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2022 is derived from the audited consolidated financial statements included in the Company's 2022 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2023.

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

SNIA was established on December 1, 2022 when the Company acquired the assets and operations of Northeast Metrowest Insurance Agency, Inc. (“Northeast / Metrowest”), an independent insurance agency, through its wholly-owned subsidiary, SMC. SNIA provides personal and commercial property and casualty insurance products to customers on behalf of the Insurance Subsidiaries and third-party insurance carriers. The Company conducted business with Northeast / Metrowest prior to its acquisition. During the eleven months prior to December 1, 2022, all commissions paid to Northeast / Metrowest were reflected as expenses and were conducted at standard market rates. Subsequent to the acquisition date, all business conducted with SNIA was considered an intercompany transaction and have been eliminated. As of September 30, 2023, fiduciary assets held by SNIA were immaterial and less than $200.

2. Recent Accounting Pronouncements

There are no recent accounting pronouncements that are significant to the Company.

3. Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common shares including non-vested performance stock grants.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$1,949	$6,192	$6,613	$21,931
Allocation of income for participating shares	(9)	(27)	(30)	(96)
Net income from continuing operations attributed to common shareholders	$1,940	$6,165	$6,583	$21,835
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,712,993	14,663,455	14,736,488	14,673,795
Less: weighted average participating shares	(67,005)	(64,319)	(66,779)	(65,204)
Basic earnings per share denominator	14,645,988	14,599,136	14,669,709	14,608,591
Common equivalent shares- non-vested performance stock grants	36,094	112,601	51,354	104,961
Diluted earnings per share denominator	14,682,082	14,711,737	14,721,063	14,713,552

Basic earnings per share	$0.13	$0.42	$0.45	$1.49
Diluted earnings per share	$0.13	$0.42	$0.45	$1.48

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$0.13	$0.42	$0.45	$1.49
Dividends declared	(0.90)	(0.90)	(2.70)	(2.70)
Undistributed earnings	$(0.77)	$(0.48)	$(2.25)	$(1.21)

Net income from continuing operations attributable to common shareholders -Diluted	$0.13	$0.42	$0.45	$1.48
Dividends declared	(0.90)	(0.90)	(2.70)	(2.70)
Undistributed earnings	$(0.77)	$(0.48)	$(2.25)	$(1.22)

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 403 anti-dilutive shares related to non-vested stock grants for the three months ended September 30, 2023 and no anti-dilutive shares related to non-vested stock grants for the three months ended September 30, 2022. There were no anti-dilutive shares related to non-vested stock grants for the nine months ended September 30, 2023 and 2022.

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At September 30, 2023, there were 373,422 shares available for future grant.

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

The following table summarizes restricted stock activity under the Amended 2018 Plan during the nine months ended September 30, 2023 assuming a target payout for the 2023 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	63,413	$83.87	75,069		$84.46
Granted	40,101	80.03	30,693	(1)	81.81
Vested and unrestricted	(36,352)	83.87	(26,599)		90.50
Forfeited	(233)	81.62	(172)		83.39
Outstanding at end of period	66,929	$81.58	78,991		$81.40
(1)	Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the Amended 2018 Plan.

As of September 30, 2023, there was $5,470 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.4 years.  The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2023 and 2022 was $5,456 and $5,749, respectively.  For the nine months ended September 30, 2023 and 2022, the Company recorded compensation expense related to restricted stock of $2,569 and $3,702, net of income tax benefits of $683 and $984, respectively, within Underwriting, operating and related expenses on the Consolidated Statements of Operations.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of September 30, 2023

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,421	$—	$—	$(164)	$2,257
Obligations of states and political subdivisions	38,787	—	170	(3,810)	35,147
Residential mortgage-backed securities (1)	259,055	—	59	(34,717)	224,397
Commercial mortgage-backed securities	157,421	—	—	(18,253)	139,168
Other asset-backed securities	67,610	—	4	(3,945)	63,669
Corporate and other securities	592,058	(1,231)	758	(50,998)	540,587
Subtotal, fixed maturity securities	1,117,352	(1,231)	991	(111,887)	1,005,225
Equity securities (2)	216,589	—	23,041	(16,478)	223,152
Other invested assets (4)	129,739	—	—	—	129,739
Totals	$1,463,680	$(1,231)	$24,032	$(128,365)	$1,358,116

	As of December 31, 2022

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,825	$—	$—	$(156)	$1,669
Obligations of states and political subdivisions	57,319	—	282	(3,532)	54,069
Residential mortgage-backed securities (1)	259,878	—	385	(25,761)	234,502
Commercial mortgage-backed securities	156,303	—	107	(16,479)	139,931
Other asset-backed securities	74,160	—	—	(5,429)	68,731
Corporate and other securities	603,294	(678)	740	(52,103)	551,253
Subtotal, fixed maturity securities	1,152,779	(678)	1,514	(103,460)	1,050,155
Equity securities (2)	231,444	—	31,857	(23,146)	240,155
Other invested assets (4)	112,850	—	—	—	112,850
Totals	$1,497,073	$(678)	$33,371	$(126,606)	$1,403,160
(1)	Residential mortgage-backed securities consist primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 1,119 and 1,195 securities in an unrealized loss position at September 30, 2023 and December 31, 2022, respectively.
(4)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2023
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$25,248	$24,765
Due after one year through five years	324,368	302,274
Due after five years through ten years	256,445	227,508
Due after ten years through twenty years	26,589	23,160
Due after twenty years	616	284
Asset-backed securities	484,086	427,234
Totals	$1,117,352	$1,005,225

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross realized gains
Fixed maturity securities	$436	$302	$1,275	$1,295
Equity securities	1,869	2,029	5,235	9,443
Gross realized losses
Fixed maturity securities	(1,338)	(1,044)	(2,260)	(2,040)
Equity securities	(697)	(36)	(3,139)	(85)
Net realized gains on investments	$270	$1,251	$1,111	$8,613

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

The following tables as of September 30, 2023 and December 31, 2022 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$594	$4	$1,663	$160	$2,257	$164
Obligations of states and political subdivisions	3,728	172	27,752	3,638	31,480	3,810
Residential mortgage-backed securities	42,077	1,844	177,655	32,873	219,732	34,717
Commercial mortgage-backed securities	8,872	399	130,296	17,854	139,168	18,253
Other asset-backed securities	5,818	390	52,847	3,555	58,665	3,945
Corporate and other securities	112,458	4,376	359,076	46,622	471,534	50,998
Subtotal, fixed maturity securities	173,547	7,185	749,289	104,702	922,836	111,887
Equity securities	77,095	7,389	45,975	9,089	123,070	16,478
Total temporarily impaired securities	$250,642	$14,574	$795,264	$113,791	$1,045,906	$128,365

	As of December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,669	$156	$—	$—	$1,669	$156
Obligations of states and political subdivisions	34,178	2,504	3,072	1,028	37,250	3,532
Residential mortgage-backed securities	140,855	12,254	70,956	13,507	211,811	25,761
Commercial mortgage-backed securities	110,073	11,632	24,653	4,847	134,726	16,479
Other asset-backed securities	41,113	2,358	27,618	3,071	68,731	5,429
Corporate and other securities	386,401	28,048	131,046	24,055	517,447	52,103
Subtotal, fixed maturity securities	714,289	56,952	257,345	46,508	971,634	103,460
Equity securities	116,881	21,198	6,209	1,948	123,090	23,146
Total temporarily impaired securities	$831,170	$78,150	$263,554	$48,456	$1,094,724	$126,606

At September 30, 2023, U.S. Government residential mortgage backed securities with a fair value of $51,185 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 9 – Debt. These securities are included in fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

As of September 30, 2023 and December 31, 2022, the Company concluded that $1,231 and $678, respectively, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at September 30, 2023 and December 31, 2022 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following table represents a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning of period	$1,635	$691	$678	$691
Credit losses on securities with no previously recorded credit losses	195	193	912	193
Net increases (decreases) in allowance on previously impaired securities	(77)	98	245	98
Reduction due to sales	(522)	(84)	(604)	(84)
Writeoffs charged against allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Ending balance of period	$1,231	$898	$1,231	$898

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest on fixed maturity securities	$12,101	$10,074	$35,805	$28,925
Dividends on equity securities	1,562	1,442	4,656	4,198
Equity in earnings of other invested assets	1,425	379	3,705	2,644
Interest on other assets	69	23	134	38
Total investment income	15,157	11,918	44,300	35,805
Investment expenses	1,152	806	2,805	2,468
Net investment income	$14,005	$11,112	$41,495	$33,337

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2023. There were no significant changes to the valuation process during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At September 30, 2023 and December 31, 2022, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,005,225 and $1,050,155, respectively. At September 30, 2023 and December 31, 2022, the Company held no short-term investments, respectively. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of September 30, 2023
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,257	$—	$2,257	$—
Obligations of states and political subdivisions	35,147	—	35,147	—
Residential mortgage-backed securities	224,397	—	224,397	—
Commercial mortgage-backed securities	139,168	—	139,168	—
Other asset-backed securities	63,669	—	63,669	—
Corporate and other securities	540,587	—	540,587	—
Equity securities	187,498	185,412	—	2,086
Total investment securities	$1,192,723	$185,412	$1,005,225	$2,086

	As of December 31, 2022
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,669	$—	$1,669	$—
Obligations of states and political subdivisions	54,069	—	54,069	—
Residential mortgage-backed securities	234,502	—	234,502	—
Commercial mortgage-backed securities	139,931	—	139,931	—
Other asset-backed securities	68,731	—	68,731	—
Corporate and other securities	551,253	—	551,253	—
Equity securities	199,705	197,450	—	2,255
Total investment securities	$1,249,860	$197,450	$1,050,155	$2,255

As of September 30, 2023 and December 31, 2022, there were approximately $35,654 and $40,450, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2023 and 2022.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$2,292	$2,055	$2,255	$1,698
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	—	—	680	357
Sales	(206)	—	(849)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$2,086	$2,055	$2,086	$2,055
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three and nine months ended September 30, 2023 and 2022. The Company held one Level 3 security at September 30, 2023 and 2022.

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three and nine months ended September 30, 2023 and 2022.

	At and For the		At and For the
	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$238,563	$996	$182,835	$1,677
Current period change for expected credit losses		713		312
Writeoffs of uncollectable accounts receivable		(842)		(400)
Balance, end of period	$258,267	$867	$187,973	$1,589

	At and For the		At and For the
	Nine Months Ended September 30, 2023		Nine months ended September 30, 2022
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$192,542	$1,446	$170,953	$1,808
Current period change for expected credit losses		1,480		1,026
Writeoffs of uncollectable accounts receivable		(2,059)		(1,245)
Balance, end of period	$258,267	$867	$187,973	$1,589

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represents 93% of the total reinsurance recoverable on paid and unpaid losses at September 30, 2023 and December 31, 2022. The remaining 7% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of September 30, 2023 and December 31, 2022, most of the reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at September 30, 2023 or December 31, 2022.

7.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Nine Months Ended September 30,
	2023	2022
Reserves for losses and LAE at beginning of year	$549,598	$570,651
Less receivable from reinsurers related to unpaid losses and LAE	(93,394)	(90,667)
Net reserves for losses and LAE at beginning of year	456,204	479,984
Incurred losses and LAE, related to:
Current year	505,194	403,173
Prior years	(34,997)	(43,223)
Total incurred losses and LAE	470,197	359,950
Paid losses and LAE related to:
Current year	223,945	236,571
Prior years	224,989	149,977
Total paid losses and LAE	448,934	386,548
Net reserves for losses and LAE at end of period	477,467	453,386
Plus receivable from reinsurers related to unpaid losses and LAE	106,708	92,026
Reserves for losses and LAE at end of period	$584,175	$545,412

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $34,997 and $43,223 for the nine months ended September 30, 2023 and 2022, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities. The decreases in prior years reserves during the nine months ended September 30, 2023 and 2022 are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company's automobile lines of business reserves decreased for the nine months ended September 30, 2023 and 2022, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

8.  Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $170,000 to investments in limited partnerships. The Company has contributed $128,339 to these commitments as of September 30, 2023. As of September 30, 2023, the remaining committed capital that could be called is $48,919, which includes potential recallable capital contributions.

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

On October 19, 2021, the Supreme Judicial Court of Massachusetts (the “SJC”) unanimously ruled that property and casualty insurers must compensate third-party claimants under property damage coverage, part 4 of the standard Massachusetts automobile insurance policy, 2008 edition (standard policy), for the inherent diminished value (“IDV”) that occurs when their vehicles are damaged in a crash. This ruling overturned a previous decision by the Massachusetts Superior Court (the “Superior Court”), which found that a Massachusetts auto insurance policy did not provide property damage coverage for inherent diminished value damages for third-party claimants. The SJC placed the burden of proof on the individual claimant by explicitly specifying that the claimant must establish that the vehicle has suffered IDV damages and also the amount of IDV damages at issue. The SJC further ruled that an insurer’s previous denial of coverage for such damages could not serve as the basis for a claim of unfair business practices. On June 20, 2023, the Superior Court denied a motion brought by the plaintiffs seeking class certification. The plaintiffs have since filed a motion to amend the complaint, seeking to address the concerns raised by the Superior Court in denying their motion for class certification; Safety has opposed the motion to amend the complaint, which has yet to be heard or ruled on by the Superior Court. Based on the SJC’s rulings, at this time the Company does not expect any claims for IDV damages to be material, and therefore has not accrued for a specific loss contingency.

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

9.  Debt

On August 10, 2023, the Company extended its Revolving Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A. (“Citizens Bank”) to a maturity date of August 10, 2028. The Credit Agreement provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000. Loans under the credit facility bear interest at the Company’s option at the higher of the Citizens Bank prime rate, the daily SOFR rate plus 1.25% per annum, or 0.5% above the federal funds rate. Interest only is payable prior to maturity.

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of September 30, 2023, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at September 30, 2023 and December 31, 2022. The credit facility commitment fee included in interest expense was computed at a rate of 0.20% per annum on the $30,000 commitment at September 30, 2023.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S. Government residential mortgage backed securities. At September 30, 2023, the Company has the ability to borrow $177,098 using eligible invested assets that would be used as collateral.

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

The Company estimates the fair value of the FHLB-Boston loans by discounting cash flows using the interest rate stated in the loan agreement, which is an observable input. As such, the loans are categorized as Level 2 within the fair value hierarchy. The fair value of the outstanding loans was $30,555 and $35,807 at September 30, 2023 and December 31, 2022, respectively. The loans are fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $51,185 and $40,195 at September 30, 2023 and December 31, 2022, respectively. The borrowing is outstanding from the FHLB-Boston at September 30, 2023 and December 31, 2022.

Interest expense on the FHLB-Boston borrowing was $119 and $109 for the three months ended September 30, 2023 and 2022, respectively. Interest expense on the FHLB-Boston borrowing was $634 and $325 for the nine months ended September 30, 2023 and 2022, respectively.

10. Income Taxes

Federal income tax expense for the nine months ended September 30, 2023 and 2022 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The effective rate in 2023 was higher than the statutory rate primarily due to effects of the change in unrealized gains on equity securities and the impact of stock-based compensation.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service.  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the nine months ended September 30, 2023, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

All tax years prior to 2020 are closed. There are no current examinations ongoing.

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

No share purchases were made by the Company during the three months ended September 30, 2023 and 2022. The Company purchased 74,213 shares at a cost of $5,240 during the nine months ended September 30, 2023 and purchased 170,904 shares at a cost of $14,603 during the nine months ended September 30, 2022. Included in the cost of treasury stock acquired during 2023 is the one percent excise tax imposed as part of the Inflation Reduction Act, which became effective January 1, 2023. As of September 30, 2023 and December 31, 2022, the Company had purchased 3,215,690 and 3,141,477 shares at a cost of $155,240 and $150,000, respectively.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$1,038	$1,052	$3,089	$3,193

Other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,171	$1,188	$3,489	$3,601
Weighted average remaining lease term
Operating leases			5.07 Years	6.02 Years
Weighted average discount rate
Operating leases			2.42%	2.36%

Maturities of lease liabilities were as follows:

Operating Leases
2023	$1,156
2024	4,431
2025	4,034
2026	3,980
2027	3,973
Thereafter	3,905
Total lease payments	21,479
Less imputed interest	(893)
Total	$20,586

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

The table below shows the amount of direct written premiums written in each state during the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
Direct Written Premiums	2023	2022	2023	2022
Massachusetts	$253,608	$206,830	$709,379	$592,512
New Hampshire	11,686	9,935	30,987	26,608
Maine	1,830	1,113	4,767	2,827
Total	$267,124	$217,878	$745,133	$621,947

Recent Trends and Events

Beginning on February 2, 2023 and through February 5, 2023, the Northeast region experienced a severe winter weather event (“February Winter Freeze”) over a thirty-six hour period, whereby temperatures reached lows of negative 40 degrees Fahrenheit, including windchill. As a result of the February Winter Freeze, the Company received approximately 800 claims totaling $32,100 of losses and loss adjustment expenses for the nine months ended September 30, 2023.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred for the three months ended September 30, 2023 increased by $35,452, or 28.6%, to $159,521 from $124,069 for the comparable 2022 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2023 increased by $110,247, or 30.6%, to $470,197 from $359,950 for the comparable 2022 period. The increase in losses for the three months ended September 30, 2023 is due to continued inflationary impacts on our Private Passenger Automobile line of business, increased total automobile losses due to multiple flood events, and a high wind event that impacted our Homeowners line of business. The impact these weather events had on losses and loss adjustment expenses was approximately $3,000. The increase in losses for the nine months ended September 30, 2023 also included the February Winter Freeze.

Direct and Net Written Premiums. For the quarter ended September 30, 2023, the Company achieved its fourth consecutive quarter of double-digit growth in direct and net written premiums. For the three months ended September 30, 2023, direct written premium growth and net written premium growth were 22.6% and 22.2%, respectively. The increase in premium is driven by new business production, improved retention, and rate increases. For the nine months ended September 30, 2023, the Company achieved policy count growth across all lines of business, including 14.1%, 5.9% and 9.7% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2022. Additionally, for the nine months ended September 30, 2023, average written premium per policy increased 10.7%, 4.5% and 4.5% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2022.

Non-generally accepted accounting principles (“non-GAAP”) operating income, as defined below, was $8,673 for the three months ended September 30, 2023 and $7,870 for the nine months ended September 30, 2023, respectively, compared to operating income of $16,715 and $59,754 for the comparable 2022 periods. The decrease in non-GAAP operating income for the three and nine months ended September 30, 2023 was primarily the result of an increase in losses and loss adjustment expenses compared to the prior period. Non-GAAP operating income was $0.59 per diluted share for the three months ended September 30, 2023 and $0.54 per diluted share, for the nine months ended September 30, 2023, compared to operating income of $1.13 and $4.05 per diluted share, respectively, for the comparable 2022 periods.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts, New Hampshire and Maine in 2023 and 2022.

Line of Business	Effective Date	Rate Change
Massachusetts Private Passenger Automobile	January 1, 2024	3.5%
New Hampshire Commercial Automobile	November 1, 2023	7.9%
New Hampshire Homeowners	October 1, 2023	6.0%
Maine Private Passenger Automobile	October 1, 2023	7.3%
New Hampshire Private Passenger Automobile	September 1, 2023	6.5%
Massachusetts Homeowners	August 1, 2023	3.9%
Massachusetts Private Passenger Automobile	July 1, 2023	4.3%
Massachusetts Commercial Automobile	May 1, 2023	4.0%
Massachusetts Private Passenger Automobile	December 1, 2022	3.5%
New Hampshire Commercial Automobile	September 1, 2022	5.8%
New Hampshire Homeowners	September 1, 2022	3.5%
New Hampshire Private Passenger Automobile	September 1, 2022	2.8%
Massachusetts Homeowners	July 1, 2022	2.6%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP ratios:
Loss ratio	74.4%	65.3%	77.3%	63.7%
Expense ratio	30.4	31.8	30.9	32.3
Combined ratio	104.8%	97.1%	108.2%	96.0%

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At September 30, 2023, there were 373,422 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the nine months ended September 30, 2023 is as follows:

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

At September 30, 2023, we had a $123,833 recoverable from CAR which comprises loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Results of Operations

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct written premiums	$267,124	$217,878	$745,133	$621,947
Net written premiums	$251,087	$205,428	$698,940	$586,204
Net earned premiums	$214,425	$189,931	$608,385	$565,352
Net investment income	14,005	11,112	41,495	33,337
Earnings from partnership investments	2,427	876	5,146	9,675
Net realized gains on investments	270	1,251	1,111	8,613
Change in net unrealized gains on equity securities	(9,184)	(14,364)	(2,148)	(56,283)
Credit loss expense	403	(207)	(554)	(207)
Commission income	1,918	—	5,159	—
Finance and other service income	5,094	3,749	13,966	10,469
Total revenue	229,358	192,348	672,560	570,956
Losses and loss adjustment expenses	159,521	124,069	470,197	359,950
Underwriting, operating and related expenses	65,217	60,373	187,832	182,839
Other expense	2,005	—	5,198	—
Interest expense	139	132	697	392
Total expenses	226,882	184,574	663,924	543,181
Income before income taxes	2,476	7,774	8,636	27,775
Income tax expense	527	1,582	2,023	5,844
Net income	$1,949	$6,192	$6,613	$21,931
Earnings per weighted average common share:
Basic	$0.13	$0.42	$0.45	$1.49
Diluted	$0.13	$0.42	$0.45	$1.48
Cash dividends paid per common share	$0.90	$0.90	$2.70	$2.70

Reconciliation of Net Income to Non-GAAP Operating Income

Net income	$1,949	$6,192	$6,613	$21,931
Exclusions from net income:
Net realized gains on investments	(270)	(1,251)	(1,111)	(8,613)
Change in net unrealized gains on equity securities	9,184	14,364	2,148	56,283
Credit loss expense	(403)	207	554	207
Income tax expense on exclusions from net income	(1,787)	(2,797)	(334)	(10,054)
Non-GAAP Operating income (loss)	$8,673	$16,715	$7,870	$59,754

Net income per diluted share	$0.13	$0.42	$0.45	$1.48
Exclusions from net income:
Net realized gains on investments	(0.02)	(0.09)	(0.08)	(0.59)
Change in net unrealized gains on equity securities	0.63	0.98	0.15	3.83
Credit loss expense	(0.03)	0.01	0.04	0.01
Income tax benefit expense on exclusions from net income	(0.12)	(0.19)	(0.02)	(0.68)
Non-GAAP Operating income per diluted share	$0.59	$1.13	$0.54	$4.05

Direct Written Premiums. Direct written premiums for the three months ended September 30, 2023 increased by $49,246, or 22.6%, to $267,124 from $217,878 for the comparable 2022 period. Direct written premiums for the nine months ended September 30, 2023 increased by $123,186, or 19.8%, to $745,133 from $621,947 for the comparable 2022 period. The increases in direct written premium and net written premium are a result of new business production, improved retention, and rate increases. For the nine months ended September 30, 2023, the Company achieved policy count growth across all lines of business, including 14.1%, 5.9% and 9.7% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2022. Additionally, for the nine months ended September 30, 2023, average written premium per policy increased 10.7%, 4.5% and 4.5% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2022.

Net Written Premiums. Net written premiums for the three months ended September 30, 2023 increased by $45,659, or 22.2%, to $251,087 from $205,428 for the comparable 2022 period. Net written premiums for the nine months ended September 30, 2023 increased by $112,736, or 19.2%, to $698,940 from $586,204 for the comparable 2022 period. The increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the three months ended September 30, 2023 increased by $24,494, or 12.9%, to $214,425 from $189,931 for the comparable 2022 period. Net earned premiums for the nine months ended September 30, 2023 increased by $43,033, or 7.6%, to $608,385 from $565,352 for the comparable 2022 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Written Premiums
Direct	$267,124	$217,878	$745,133	$621,947
Assumed	7,472	6,460	23,230	21,168
Ceded	(23,509)	(18,910)	(69,423)	(56,911)
Net written premiums	$251,087	$205,428	$698,940	$586,204

Earned Premiums
Direct	$231,249	$202,190	$654,085	$597,662
Assumed	6,839	6,497	22,357	21,835
Ceded	(23,663)	(18,756)	(68,057)	(54,145)
Net earned premiums	$214,425	$189,931	$608,385	$565,352

Net Investment Income.  Net investment income for the three months ended September 30, 2023 increased $2,893, or 26.0%, to $14,005 from $11,112 for the comparable 2022 period. Net investment income for the nine months ended September 30, 2023 increased by $8,158, or 24.5%, to $41,495 from $33,337 for the comparable 2022 period. The increase is a result of increases in interest rates on our fixed maturity portfolio as compared to the prior year. Net effective annualized yield on the investment portfolio was 4.0% for the three months September 30, 2023 compared to 3.0% for the comparable 2022 period. Net effective annualized yield on the investment portfolio was 3.9% for the nine months ended September 30, 2023 compared to 3.1% for the comparable 2022 period. The investment portfolio’s duration on fixed maturities was 3.6 years at September 30, 2023 compared to 3.8 years at December 31, 2022.

Earnings from Partnership Investments. Earnings from partnership investments were $2,427 for the three months ended September 30, 2023 compared to $876 for the comparable 2022 period. Earnings from partnership investments were $5,146 for the nine months ended September 30, 2023 compared to $9,675 for the comparable 2022 period. The nine month 2023 earnings reflect a decrease in investment appreciation and timing of cash proceeds received compared to the prior year. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments.  Net realized gains on investments was $270 for the three months ended September 30, 2023 compared to $1,251 for the comparable 2022 period. Net realized gains on investments was $1,111 for the nine months ended September 30, 2023 compared to $8,613 for the comparable 2022 period. The decrease in net realized gains is driven by an increase in realized losses.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of September 30, 2023

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,421	$—	$—	$(164)	$2,257
Obligations of states and political subdivisions	38,787	—	170	(3,810)	35,147
Residential mortgage-backed securities (1)	259,055	—	59	(34,717)	224,397
Commercial mortgage-backed securities	157,421	—	—	(18,253)	139,168
Other asset-backed securities	67,610	—	4	(3,945)	63,669
Corporate and other securities	592,058	(1,231)	758	(50,998)	540,587
Subtotal, fixed maturity securities	1,117,352	(1,231)	991	(111,887)	1,005,225
Equity securities (2)	216,589	—	23,041	(16,478)	223,152
Other invested assets (4)	129,739	—	—	—	129,739
Totals	$1,463,680	$(1,231)	$24,032	$(128,365)	$1,358,116
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

(3)Our investment portfolio included 1,119 securities in an unrealized loss position at September 30, 2023.
(4)Other invested assets accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2023
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$224,395	22.3%
Aaa/Aa	215,401	21.4
A	202,891	20.2
Baa	196,976	19.6
Ba	45,850	4.6
B	83,561	8.3
Caa/Ca	3,849	0.4
Not rated	32,302	3.2
Total	$1,005,225	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of September 30, 2023, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2023.

	As of September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$594	$4	$1,663	$160	$2,257	$164
Obligations of states and political subdivisions	3,728	172	27,752	3,638	31,480	3,810
Residential mortgage-backed securities	42,077	1,844	177,655	32,873	219,732	34,717
Commercial mortgage-backed securities	8,872	399	130,296	17,854	139,168	18,253
Other asset-backed securities	5,818	390	52,847	3,555	58,665	3,945
Corporate and other securities	112,458	4,376	359,076	46,622	471,534	50,998
Subtotal, fixed maturity securities	173,547	7,185	749,289	104,702	922,836	111,887
Equity securities	77,095	7,389	45,975	9,089	123,070	16,478
Total temporarily impaired securities	$250,642	$14,574	$795,264	$113,791	$1,045,906	$128,365

As of September 30, 2023 and December 31, 2022, the Company concluded that $1,231 and $678, respectively, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at September 30, 2023 and December 31, 2022 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Commission Income: Commission income includes revenues from new and renewal commissions paid by insurance carriers, which we recognize when earned. Commission income for the three and nine months ended September 30, 2023 was $1,918 and $5,159, respectively.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended September 30, 2023 increased by $1,345, or 35.9%, to $5,094 from $3,749 for the comparable 2022 period. Finance and other service income for the nine months ended September 30, 2023, increased by $3,497, or 33.4%, to $13,966 from $10,469 for the comparable 2022 period. The increase is primarily driven by the increase in policy counts and changes to our fee assessment policies.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended September 30, 2023 increased by $35,452, or 28.6%, to $159,521 from $124,069 for the comparable 2022 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2023 increased by $110,247, or 30.6%, to $470,197 from $359,950 for the comparable 2022 period. The increase in losses for the three months ended September 30, 2023 is due to continued inflationary impacts on our Private Passenger Automobile line of business, increased total automobile losses due to multiple flood events, and a high wind event that impacted our Homeowners line of business. The increase in losses for the nine months ended September 30, 2023 also included the February Winter Freeze.

Our GAAP loss ratio for the three months ended September 30, 2023 increased to 74.4% from 65.3% for the comparable 2022 period.  Our GAAP loss ratio for the nine months ended September 30, 2023 increased to 77.3% from 63.7% for the comparable 2022 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended September 30, 2023 was 65.7% compared to 53.5% for the comparable 2022 period. Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2023 was 67.8% compared to 54.6% for the comparable 2022 period. Total prior year favorable development included in the pre-tax results for the three months ended September 30, 2023 was $13,476 compared to $13,950 for the comparable 2022 period. Total prior year favorable development included in the pre-tax results for the nine months ended September 30, 2023 was $34,997 compared to $43,223 for the comparable 2022 period. The decrease in the prior year favorable development in 2023 is primarily related to the reversal of $6,500 legal expense reserve during the second quarter of 2022.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended September 30, 2023 increased by $4,844, or 8.0%, to $65,217 from $60,373 for the comparable 2022 period. Underwriting, operating and related expenses for the nine months ended September 30, 2023 increased by $4,993, or 2.7%, to $187,832 from $182,839 for the comparable 2022 period. The increase in the three months and nine months ended September 30, 2023 is driven by an increase in base commissions resulting from the increase in written premiums, offset by a decrease in contingent commission expenses. Our GAAP expense ratio for the three months ended September 30, 2023 decreased to 30.4% from 31.8% for the comparable 2022 period. Our GAAP expense ratio for the nine months ended September 30, 2023 decreased to 30.9% from 32.3% for the comparable 2022 period.

Interest Expense.  Interest expense was $139 and $132 for the three months ended September 30, 2023 and 2022, respectively. Interest expense was $697 for the nine months ended September 30, 2023 compared to $392 for the comparable 2022 period. The credit facility commitment fee included in interest expense was $37 for the nine months ended September 30, 2023 and 2022. The increase in interest expense is due to higher interest rates on outstanding debt in 2023.

Income Tax Expense.  Our effective tax rate was 21.3% and 20.3% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate was 23.4% and 21.0% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate in 2023 was higher primarily due to the effects of the change in unrealized gains on equity securities and the impact of stock-based compensation.

Net Income. Net income for the three months ended September 30, 2023 was $1,949 compared to net income of $6,192 for the comparable 2022 period. Net income for the nine months ended September 30, 2023 was $6,613 compared to net income of $21,931 for the comparable 2022 period.

Non-GAAP Operating Income. Non-GAAP operating income, as defined above, was $8,673 for the three months ended September 30, 2023 compared to $16,715 for the comparable 2022 period. Non-GAAP operating income was $7,870 for the nine months ended September 30, 2023 compared to $59,754 for the comparable 2022 period.

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

Net cash provided by operating activities was $17,063 and $23,366 during the nine months ended 2023 and 2022, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash provided by investing activities was $38,883 and $1,166 during the nine months ended September 30, 2023 and 2022, respectively. Fixed maturities, equity securities, and other invested assets purchased were $108,003 for the nine months ended September 30, 2023 compared to $207,179 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $148,288 during the nine months ended September 30, 2023 compared to $209,872 for the comparable prior year period.

Net cash used for financing activities was $50,352 and $54,500 during the nine months ended September 30, 2023 and 2022, respectively. Net cash used for financing activities during the nine months ended September 30, 2023 consisted of dividend payments to shareholders and the acquisition of treasury stock.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts (the “Commissioner”). The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2022, the statutory surplus of Safety Insurance was $782,200, and its statutory net income for 2022 was $66,197. As a result, a maximum of $78,220 is available in 2023 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $703,980 at December 31, 2022. During the nine months ended September 30, 2023, Safety Insurance paid dividends to Safety of $43,606.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2023 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2023	March 1, 2023	March 15, 2023	$0.90	$13,247
May 3, 2023	June 1, 2023	June 15, 2023	$0.90	$13,283
August 2, 2023	September 1, 2023	September 15, 2023	$0.90	$13,223

On November 1, 2023, our Board approved and declared a quarterly cash dividend of $0.90 per share which will be paid on December 15, 2023 to shareholders of record on December 1, 2023. We plan to continue to declare and pay quarterly cash dividends, depending on our financial position and the regularity of our cash flows.

On February 23, 2022, the Board of Directors approved a share repurchase program of up to $50,000 of the Company’s outstanding common shares. As of September 30, 2023, the Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

No shares were purchased by the Company during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company purchased 74,213 shares at a cost of $5,240. As of September 30, 2023, the Company had purchased 3,215,690 shares of common stock at a cost of $155,240. As of December 31, 2022, the Company had purchased 3,141,477 shares of common stock at a cost of $150,000.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $445,388 to $506,966 as of September 30, 2023. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $477,467 as of September 30, 2023.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2023.

	As of September 30, 2023
Line of Business	Low	Recorded	High
Private passenger automobile	$189,123	$201,167	$213,986
Commercial automobile	100,673	105,280	111,955
Homeowners	88,915	96,364	99,814
All other	66,677	74,656	81,211
Total	$445,388	$477,467	$506,966

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30, 2023.

	As of September 30, 2023
Line of Business	Case	IBNR	Total
Private passenger automobile	$257,577	$(56,418)	$201,159
CAR assumed private passenger auto	-	8	8
Commercial automobile	70,221	5,094	75,315
CAR assumed commercial automobile	17,772	12,193	29,965
Homeowners	91,771	(5,665)	86,106
FAIR Plan assumed homeowners	4,917	5,341	10,258
All other	42,587	32,069	74,656
Total net reserves for losses and LAE	$484,845	$(7,378)	$477,467

At September 30, 2023, our total IBNR reserves for our private passenger automobile line of business was comprised of ($88,712) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $32,294 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 40.7% of our total reserves for CAR assumed commercial automobile business as of September 30, 2023, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 52.1% of our total reserves for FAIR Plan assumed homeowners at September 30, 2023, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30, 2023.

	As of September 30, 2023
Line of Business	Retained	Assumed	Net
Private passenger automobile	$201,159
CAR assumed private passenger automobile		$8
Net private passenger automobile			$201,167
Commercial automobile	75,315
CAR assumed commercial automobile		29,965
Net commercial automobile			105,280
Homeowners	86,106
FAIR Plan assumed homeowners		10,258
Net homeowners			96,364
All other	74,656	—	74,656
Total net reserves for losses and LAE	$437,236	$40,231	$477,467

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the nine months ended September 30, 2023, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $6,084. Each 1 percentage-point change in the loss and loss expense ratio would have had a $4,806 effect on net income, or $0.33 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2023. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,023)	$(2,012)	$—
Estimated increase in net income	3,178	1,589	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,012)	—	2,012
Estimated increase (decrease) in net income	1,589	—	(1,589)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,012	4,023
Estimated decrease in net income	—	(1,589)	(3,178)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,506)	(753)	—
Estimated increase in net income	1,190	595	—
No Change in Severity
Estimated (decrease) increase in reserves	(753)	—	753
Estimated increase (decrease) in net income	595	—	(595)
+1 Percent Change in Severity
Estimated increase in reserves	—	753	1,506
Estimated decrease in net income	—	(595)	(1,190)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,722)	(861)	—
Estimated increase in net income	1,360	680	—
No Change in Severity
Estimated (decrease) increase in reserves	(861)	—	861
Estimated increase (decrease) in net income	680	—	(680)
+1 Percent Change in Severity
Estimated increase in reserves	—	861	1,722
Estimated decrease in net income	—	(680)	(1,360)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,493)	(747)	—
Estimated increase in net income	1,179	590	—
No Change in Severity
Estimated (decrease) increase in reserves	(747)	—	747
Estimated increase (decrease) in net income	590	—	(590)
+1 Percent Change in Severity
Estimated increase in reserves	—	747	1,493
Estimated decrease in net income	—	(590)	(1,179)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2023. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(300)	$300
Estimated increase (decrease) in net income	237	(237)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(103)	103
Estimated increase (decrease) in net income	81	(81)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $34,997 and $43,223 during the nine months ended September 30, 2023 and 2022, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2023 and 2022. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended September 30,
Accident Year	2023	2022
2013 & prior	$(649)	$(857)
2014	(608)	(667)
2015	(1,868)	(1,777)
2016	(815)	(1,307)
2017	(3,178)	(2,259)
2018	(2,798)	(5,617)
2019	(6,638)	(8,033)
2020	(8,345)	(13,890)
2021	(4,466)	(8,816)
2022	(5,632)	—
All prior years	$(34,997)	$(43,223)

The decreases in prior years’ reserves during the nine months ended September 30, 2023 and 2022 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2023 decrease is composed of reductions of $8,028 in our private passenger automobile reserves, $5,898 in our commercial automobile reserves, $9,070 in our homeowners reserves and $12,001 in our other lines reserves. The 2022 decrease is primarily composed of reductions of $10,668 in our retained private passenger automobile reserves, $6,432 in our retained commercial automobile reserves, $11,717 in our retained homeowners reserves and $14,406 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses September 30, 2023.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2013 & prior	$(110)	$—	$(145)	$(394)	$(649)
2014	(47)	(24)	—	(537)	(608)
2015	(111)	(582)	(412)	(763)	(1,868)
2016	(103)	(318)	(373)	(21)	(815)
2017	(1,010)	(344)	(516)	(1,308)	(3,178)
2018	(31)	(627)	(486)	(1,654)	(2,798)
2019	(1,108)	(1,432)	(2,484)	(1,614)	(6,638)
2020	(2,203)	(1,107)	(3,484)	(1,551)	(8,345)
2021	(957)	(678)	(209)	(2,622)	(4,466)
2022	(2,348)	(786)	(961)	(1,537)	(5,632)
All prior years	$(8,028)	$(5,898)	$(9,070)	$(12,001)	$(34,997)

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

For further information, see “Results of Operations.”

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

We manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and Board of Directors and consultation with third-party financial advisors. As a general matter, we do not attempt to match the durations of our assets with the durations of our liabilities, and the majority of our liabilities are “short tail.”  Our goal is to maximize the total after-tax return on all of our investments. An important strategy that we employ to achieve this goal is to try to hold enough in cash and short-term investments in order to avoid liquidating longer-term investments to pay claims.

Based upon the results of interest rate sensitivity analysis, the following table shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities).

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2023
Estimated fair value	$1,043,858	$1,005,225	$966,616
Estimated increase (decrease) in fair value	$38,633	$—	$(38,609)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At September 30, 2023, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2023, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares.  The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No shares were repurchased during the three months ended September 30, 2023.

	Total number	Average	Total number of shares purchased as part of	Maximum number of
	of Shares	price paid	publicly announced	shares that may yet be purchased under the
Period	purchase	per share	plans or programs	plans or programs
July 1-31, 2023	—	—	—	703,971
August 1-31, 2023	—	$—	—	703,971
September 1-30, 2023	—	—	—	703,971
Total	—	$—	—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.  Other Information

During the three months ended September 30, 2023, none of the officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) or directors of the Company adopted, terminated or modified any contract, instruction or written plan for the purchase and sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

The exhibits are contained herein as listed in the Exhibit Index.

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description
10.1 11.0	Amendment No. 5 to Amended and Restated Credit Agreement, dated August 10, 2023, between the Registrant and Citizens Bank, N.A. (2) Statement re: Computation of Per Share Earnings (1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

101.INS	Inline XBRL Instance Document(2)

101.SCH	Inline XBRL Taxonomy Extension Schema(2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase(2)

104	The cover page from this Current Report on form 10-Q, formatted in Inline XBRL(2)
(1)	Not included herein as the information is included as part of this Form 10-Q, Item 1 – Financial Statements, Note 3, Earnings per Weighted Average Common Share.
(2)	Included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2023	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer