Form 10-K
period 2023-12-31
SAFETY INSURANCE GROUP INC
filed 2024-02-28
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the registrant’s voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2023, was approximately $1,039,516,422.

As of February 20, 2024 there were 14,791,812 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders, which Safety Insurance Group, Inc. (“Safety”, the “Company”, “we”, “our”, “us”) intends to file within 120 days after its December 31, 2023 year-end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

PART I.

ITEM 1.    BUSINESS

General

We are a leading provider of private passenger automobile, commercial automobile, and homeowners insurance in Massachusetts. In addition to these coverages, we offer a portfolio of other insurance products, including dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity"), Safety Property and Casualty Insurance Company ("Safety P&C"), and Safety Northeast Insurance Company (“Safety Northeast”) (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 834 in 1,090 locations throughout these three states during 2023. We have used these relationships and, in particular, our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the second largest commercial automobile carrier in Massachusetts, capturing an approximate 8.7% and 12.7% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2023 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR"). We also are the fourth largest homeowners insurance carrier in Massachusetts with a 6.2% share of that market in 2022. We were ranked the 50th largest automobile writer in the country according to S&P Global Market Intelligence, based on 2022 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016. The table below shows the amount of direct written premiums written in each state during the year ended December 31, 2023, 2022, and 2021.

	Years Ended December 31,
Direct Written Premiums	2023	2022	2021
Massachusetts	$941,721	$782,790	$765,007
New Hampshire	42,762	36,519	34,261
Maine	6,741	4,009	2,871
Total	$991,224	$823,318	$802,139

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

Our Competitive Strengths

We Have Strong Relationships with Independent Agents. In 2023, independent agents accounted for approximately 64.8% of the Massachusetts personal lines insurance market measured by direct written premiums as compared to approximately 38.0% nationwide, based on data made available by Independent Insurance Agents and Brokers of America, Inc. and CAR. For that reason, our strategy is centered around, and we sell exclusively through, a network of independent agents. In order to support our independent agents and enhance our relationships with them, we:

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

We Have a History of Profitable Operations.  In 42 out of 43 years since our inception in 1979, we have been profitable. We have achieved our profitability, among other things, by:

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

Products

We provide our insureds with an extensive offering of coverage options in private passenger automobile, homeowners, commercial automobile, business owner and personal and commercial umbrella insurance lines. Private passenger automobile coverage is written by Safety Insurance. Homeowners, business owner, personal umbrella, dwelling fire and commercial umbrella coverages are written by Safety Insurance at standard rates, and written by Safety Indemnity at preferred rates. Safety P&C offers a high value homeowners product and competitive commercial automobile coverage. Safety Northeast writes homeowners insurance products in Massachusetts, offering a basic coverage package at ultra preferred rates.

The table below shows our premiums in each of these product lines for the periods indicated and the portions of our total premiums each product line represented.

	Years Ended December 31,
Direct Written Premiums	2023		2022		2021
Private passenger automobile	$543,167	54.7%	$427,665	52.0%	$429,819	53.6%
Commercial automobile	157,101	15.9	143,571	17.4	129,832	16.2
Homeowners	242,346	24.5	208,577	25.3	199,886	24.9
Business owners	26,583	2.7	24,200	2.9	23,334	2.9
Personal umbrella	9,385	1.0	8,441	1.0	8,417	1.1
Dwelling fire	11,305	1.1	9,667	1.2	9,698	1.2
Commercial umbrella	1,337	0.1	1,197	0.2	1,153	0.1
Total	$991,224	100.0%	$823,318	100.0%	$802,139	100.0%

Our product lines are as follows:

Private Passenger Automobile (54.7% of 2023 direct written premiums).  Private passenger automobile insurance is our primary product. These policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils.

Commercial Automobile (15.9% of 2023 direct written premiums).  Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers (excluding long-haul trucking), and insure individual vehicles as well as commercial fleets.

Homeowners (24.5% of 2023 direct written premiums).  We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments.

Business Owner Policies (2.7% of 2023 direct written premiums).  We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

Personal Umbrella (1.0% of 2023 direct written premiums). We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients. We write policies at standard rates with limits of $1,000 to $5,000.

Dwelling Fire (1.1% of 2023 direct written premiums).  We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences. We write all forms of dwelling fire coverage at standard rates.

Commercial Umbrella (0.1% of 2023 direct written premiums).  We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

Distribution

We distribute our products exclusively through independent agents, unlike some of our competitors who use multiple distribution channels. We believe this gives us a competitive advantage with the agents. With the exception of personal automobile business assigned to us by the Massachusetts Automobile Insurance Plan (“MAIP”) or written through CAR’s commercial automobile Servicing Carrier program, we do not accept business from insurance brokers. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority. We reserve the ability to cancel any coverage bound, in accordance with applicable law. In total, our independent agents numbered 834 and had 1,090 offices (some agencies have more than one office) and approximately 11,091 customer service representatives during 2023.

Voluntary Agents.  In 2023, we obtained approximately 97.1% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of December 31, 2023, we had agreements with 737 voluntary agents. Our voluntary agents are located in all regions of Massachusetts, New Hampshire and Maine.

We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 65.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the prior year performance of our agents. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by direct written premiums. No individual agency generated more than 10.0% of our direct written premiums in 2023.

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

CAR runs a reinsurance pool for ceded commercial automobile policies through the Commercial Automobile Program (the “Commercial Automobile Program”).  CAR has appointed Safety and three other servicing carriers to process ceded commercial automobile insurance.  Safety was reappointed for this program on January 1, 2023 for an additional five-year term.  Historically, CAR ran a separate reinsurance pool for Taxi, Limousine and Car Service risks; however, beginning with the January 1, 2023 policy year, this pool was combined into the Commercial Automobile Program. Approximately $205,000 of ceded premium is spread equitably among the four servicing carriers.  Subject to the review of the Massachusetts Commissioner of Insurance (“the Commissioner”), CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level.  This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

We are assigned independent agents by CAR who can submit commercial business to us in the Commercial Automobile Program and the Taxi/Limo Program, and we classify those agents as Exclusive Representative Producers (“ERPs”).

The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	Years Ended December 31,
	2023		2022		2021
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	445,336	14.9%	387,463	(0.9)%	390,919	(4.4)%
MAIP	1,388	(35.1)	2,140	1.4	2,110	(36.0)
Total private passenger automobile	446,724	14.7	389,603	(0.9)	393,029	(4.6)
Commercial automobile:
Voluntary agents	69,451	4.9	66,214	0.6	65,848	3.2
ERPs	4,229	14.3	3,700	(1.5)	3,755	(1.2)
Total commercial automobile	73,680	5.4	69,914	0.5	69,603	2.9
Other:
Homeowners	170,047	11.2	152,884	(0.7)	153,980	(2.3)
Business owners	8,557	(0.8)	8,624	(1.7)	8,770	0.4
Personal umbrella	22,462	6.5	21,099	(2.0)	21,530	(2.7)
Dwelling fire	6,188	8.3	5,715	(4.8)	6,000	(7.0)
Commercial umbrella	721	9.6	658	(2.1)	672	3.1
Total other	207,975	10.1	188,980	(1.0)	190,952	(2.4)
Total	728,379	12.3	648,497	(0.8)	653,584	(0.4)

Total voluntary agents	722,762	12.5	642,657	(0.8)	647,719	(0.4)

In 2023, 64.5% of the private passenger automobile exposures we insure had an other than private passenger policy with us, compared to 65.2% and 65.6% in 2022 and 2021, respectively. In addition, 83.0% of our homeowners’ policyholders had a matching automobile policy with us in 2023 compared to 81.9% in 2022 and 82.6% in 2021.

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

Service and Support. We believe that the level and quality of service and support we provide helps differentiate us from other insurers. We have made a significant investment in information technology designed to facilitate our agents' business. Our Agents Virtual Community website helps agents manage their work efficiently. We provide a substantial amount of information online that agents need to serve their customers, such as information about the status of policies, billing and claims. We are also committed to providing our agents with new information through our Resource Center articles on SafetyInsurance.com to keep their customers informed on how to best protect their auto, home and business. Providing this type of content reduces the number of customer calls we receive and empowers the agent's customer service representatives by enabling them to respond to customers' inquiries while the customer is on the telephone. Finally, we believe that the knowledge and experience of our employees enhances the quality of support we provide.

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

Massachusetts Residual Automobile Insurance Markets. CAR establishes the rates for personal automobile policies assigned to carriers through the MAIP. In accordance with Massachusetts law, insurers may only charge MAIP policyholders the lower of the MAIP rate or the company's competitive voluntary market rate. CAR also sets rates for commercial automobile policies, reinsured through the CAR residual market pool. All commercial automobile business that is not written in the voluntary market in Massachusetts is apportioned to one of the servicing carriers that handles business on behalf of CAR. Every Massachusetts commercial automobile insurer must bear a portion of the losses of the total commercial reinsurance pool that is serviced by the approved servicing carriers. We are one of four servicing carriers in CAR’s Commercial Automobile Program.

Bulk Policy Transfers and New Voluntary Agents.  From time to time, we receive proposals from an existing voluntary agent to transfer a portfolio of the agent's business from another insurer to us. Our underwriters model the profitability of these portfolios before we accept these transfers. We generally require any new voluntary agent to commit to transfer a portfolio to us consisting of at least $300 in written premium.

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

Legal. The Legal department provides legal and compliance support to all business units within the Company. The department serves as the primary liaison with regulators, government, and industry trade associations. The department also provides legal support to all areas of the company, including general corporate matters and vendor contracting. The department monitors legal and regulatory changes affecting the enterprise and provides guidance on how to comply with those changes. The department additionally reviews business unit operations to identify and address compliance vulnerabilities.

Business Intelligence.  The Business Intelligence department unit within the Actuarial Services division is responsible for maintaining and improving the quality of Safety’s data, maintaining Safety’s enterprise data warehouse environment, and providing a suite of management reports and predictive analytical models to all departments and management levels at Safety. The Business Intelligence unit’s directive is to turn the daily transactional data in the warehouse into usable information to help Safety’s management team make more intelligent data-driven business decisions.

Customer Engagement. The Customer Engagement department provides professional customer service to our agents and insureds by continuously identifying new ways to enhance the ease of doing business with us and by looking for new ways to personalize our services for each customer.

Technology

The focuses of our information technology (“IT”) efforts are:

●	to support the strategic goals, objectives, and business needs of the Company by aligning our IT annual goals with those of the business, assuring that IT resources are being utilized efficiently;
●	to constantly re-engineer internal processes to allow more efficient operations, resulting in lower operating costs;

●	to continuously improve the customer experience, making it easier for independent agents and policyholders to transact business with us;
●	to enable agents to efficiently provide their clients with a high level of service; and
●	to maintain and support a secure computing environment.

We believe that our technology initiatives have increased revenue and decreased costs while at the same time improving the customer experience for our employees, agents, and policyholders. In 2021, we introduced our Safety Commercial Express commercial auto quoting and policy issuance system in Massachusetts for new business. During 2022, this system was updated to allow for agent processing of endorsements. We are continuously investing in new technologies, including areas such as robotic process automation, artificial intelligence, and automated testing to improve company efficiency.

Cybersecurity.  We continuously evolve our cybersecurity strategy to protect Safety's computer assets from a cybersecurity attack.  Safety’s cybersecurity committee monitors the landscape for emerging threats, evaluates the latest preventative tools and methods, and recommends ways to increase enterprise security. An employee education program provides ongoing training to Safety's employees, including phishing tests and remediation training.

Innovation Lab.  Since 2018, we have had an Innovation Lab to foster a culture of innovative thinking, monitor the InsureTech landscape, and provide Safety, our independent agents, and policyholders with the tools and processes necessary to continuously improve the customer experience and remain competitive in both the current and future insurance marketplace.  During 2023, the Innovation Lab did substantial research, performed multiple proofs of concepts, initiated pilot projects, participated in industry sponsored InsureTech events, and presented fully functional technologies to the business for their use. During 2023, the Innovation Lab did significant research on Generative AI, and during the third quarter, a proof of concept on Large Language Models and Generative AI was initiated, with results expected during 2024. In 2023, the Innovation Lab partnered with Safety’s Personal Underwriting department to build out a no code low code underwriting workbench. A proof of concept was conducted with our Service Center to explore the development of a Customer System of Record application. The proof of concept was successful, and a production-ready version of the system was implemented in the fourth quarter of 2023. The Innovation Lab also partnered with the Claims Department and Insurance Operations Department to select a two-way texting system, which we will look to implement in 2024.

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

Billing.  A vendor supplied billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. This billing system also allows for policyholder automatic payments (AutoPay) as well as electronic bill (eBill). We believe the sophistication of our direct bill system helps us to limit our bad debt expense. Our bad debt expense as a percentage of direct written premiums was 0.2% and 0.1% in 2023 and 2022, respectively.

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

We believe the structure of our claims department allows us to respond quickly to claimants. The department is organized into distinct claim units that contain loss costs on injury claims. Field adjusting resources are utilized for prompt response to large potential exposure claims and dedicated litigation staff focus on managing loss costs and litigation expense.

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

When a claim is reported, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. The estimate reflects informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims professional. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based on subsequent developments and periodic reviews of the cases.

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

When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2023 is adequate to cover the ultimate cost of losses and claims incurred as of that date.

Management determines its loss and loss adjustment expense ("LAE") reserve estimates based upon the analysis of the Company's actuaries. Management has established a process for the Company's actuaries to follow in establishing reasonable reserves. The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management. The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $449,272 to a high of $511,724 as of December 31, 2023. The Company's net loss and LAE reserves, based on our actuaries' best estimate, were set at $490,458 as of December 31, 2023. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount any of our reserves.

The following table presents development information on changes in the reserves for losses and LAE of our Insurance Subsidiaries for each year in the three-year period ended December 31, 2023, 2022 and 2021.

	Year Ended
	2023	2022	2021
Reserves for losses and LAE at beginning of year	$549,598	$570,651	$567,581
Less receivable from reinsurers related to unpaid losses and LAE	(93,394)	(90,667)	(106,311)
Net reserves for losses and LAE at beginning of year	456,204	479,984	461,270
Incurred losses and LAE, related to:
Current year	689,683	549,258	515,400
Prior years	(47,381)	(57,279)	(53,673)
Total incurred losses and LAE	642,302	491,979	461,727
Paid losses and LAE related to:
Current year	409,634	342,971	310,116
Prior years	198,414	172,788	132,897
Total paid losses and LAE	608,048	515,759	443,013
Net reserves for losses and LAE at end of period	490,458	456,204	479,984
Plus receivable from reinsurers related to unpaid losses and LAE	112,623	93,394	90,667
Reserves for losses and LAE at end of period	$603,081	$549,598	$570,651

The following table represents the development of reserves, net of reinsurance, for calendar years 2013 through 2023. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2023.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

	As of and for the Year Ended December 31,
	2023	2022	2021	2020	2019	2018	2017	2016	2015	2014	2013
Reserves for losses and
LAE originally estimated:	$ 490,458	$ 456,204	$ 479,984	$ 461,270	$ 488,194	$ 476,321	$ 490,969	$ 476,597	$ 485,716	$ 420,767	$ 394,668
Cumulative amounts paid as of:
One year later		198,414	172,788	132,897	153,727	164,595	159,234	164,466	174,506	132,364	133,288
Two years later			258,181	202,320	216,822	230,294	241,032	231,473	250,306	189,367	178,411
Three years later				253,495	263,149	269,065	282,242	283,812	290,287	223,465	207,626
Four years later					296,870	293,203	304,009	305,024	310,140	241,589	223,743
Five years later						314,032	318,471	318,149	319,817	252,714	231,346
Six years later							328,661	325,785	325,669	255,581	234,480
Seven years later								331,864	328,703	256,733	235,562
Eight years later									332,439	257,956	235,807
Nine years later										260,163	236,039
Ten years later											238,049

	As of and for the Year Ended December 31,
	2023	2022	2021	2020	2019	2018	2017	2016	2015	2014	2013
Reserves re-estimated as of:
One year later		$ 408,823	$ 422,705	$ 407,597	$ 433,350	$ 434,273	$ 434,481	$ 434,813	$ 440,268	$ 390,452	$ 357,300
Two years later			384,120	359,564	395,578	393,948	400,312	391,630	406,253	348,660	328,182
Three years later				328,268	365,786	372,282	376,584	372,379	376,201	313,100	295,788
Four years later					344,785	355,215	365,267	359,549	361,335	287,131	274,214
Five years later						341,625	355,415	352,330	353,983	276,309	255,368
Six years later							345,705	346,607	347,373	272,178	248,746
Seven years later								340,738	343,345	268,514	245,071
Eight years later									338,934	266,532	243,000
Nine years later										264,095	241,594
Ten years later											240,189

Cumulative
(redundancy) deficiency 2023		(47,381)	(95,864)	(133,002)	(143,409)	(134,696)	(145,264)	(135,859)	(146,782)	(156,672)	(154,479)

	As of and for the Year Ended December 31,
	2023	2022	2021	2020	2019	2018	2017	2016	2015	2014	2013
Gross liability-end of year	$ 603,081	$ 549,598	$ 570,651	$ 567,580	$ 610,566	$ 584,719	$ 574,054	$ 560,321	$ 553,977	$ 482,012	$ 455,014
Reinsurance recoverables	112,623	93,394	90,667	106,310	122,372	108,398	83,085	83,724	68,261	61,245	60,346
Net liability-end of year	490,458	456,204	479,984	461,270	488,194	476,321	490,969	476,597	485,716	420,767	394,668
Gross estimated liability-latest		502,839	457,758	415,001	450,719	437,567	424,392	400,449	369,147	303,226	273,159
Reinsurance recoverables-latest		94,016	73,638	86,733	105,934	95,942	78,687	59,711	30,213	39,131	32,970
Net estimated liability-latest		408,823	384,120	328,268	344,785	341,625	345,705	340,738	338,934	264,095	240,189

In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 2023 estimate for a previously incurred loss was $150 and the loss was reserved at $100 in 2019, the $50 deficiency (later estimate minus original estimate) would be included in the cumulative (redundancy) deficiency in each of the years 2019-2022 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

The table shows that we have substantially benefited in the current and prior years from releasing redundant reserves. In the years ended December 31, 2023, 2022, and 2021 we decreased loss reserves related to prior years by $47,381, $57,279 and $53,673, respectively. Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2023 protected us in the event of a "121-year storm" (that is, a storm of a severity expected to occur once in a 121-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan"). In 2023, we purchased three layers of excess catastrophe reinsurance providing $590,000 of coverage for property losses in excess of $75,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 75.0% of $75,000 for the 1st layer, 75.0% of $250,000 for the 2nd layer, and 75.0% of $265,000 for the 3rd layer.

For 2024, we have purchased three layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $75,000 up to a maximum of $690,000. Our reinsurers’ co-participation is 75.0% of $75,000 for the 1st layer, 75.0% of 250,000 for the 2nd layer and 75.0% of $290,000 for the 3rd layer.

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

In addition to the above mentioned reinsurance programs and as described in more detail above under The Massachusetts Property and Casualty Insurance Market, we are a participant in CAR, a state-established body that, in part, runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. On July 1, 2023, the FAIR Plan purchased $1,600,000 of catastrophe reinsurance for property losses with retention of $100,000.

At December 31, 2023, we also had $133,551 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Although, historically, a number of national insurers that are much larger than we have chosen not to compete in a material way in the Massachusetts private passenger automobile market, since 2008, several new companies have entered the market. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. There can be no assurance that we will be able to compete effectively against these companies in the future.

We are the third largest writer of private passenger automobile insurance in Massachusetts with a market share of 8.7% in 2023. Our principal competitors within the Massachusetts private passenger automobile insurance market are MAPFRE SA, Government Employees Insurance Company, Arbella Mutual Insurance Company, and Plymouth Rock Assurance Corporation, which held 20.0%, 15.1%, 7.6% and 7.2% market shares based on premiums, respectively, in 2023 according to CAR.

We are the second largest writer of commercial automobile insurance in Massachusetts with a market share of 12.7% in 2023. Our principal competitors in the Massachusetts commercial automobile insurance market are MAPFRE SA, Arbella Mutual Insurance Company and Progressive Casualty Insurance Company, which held 13.8%, 10.5% and 9.0% market shares based on premium, respectively, according to CAR. This includes our share of residual market business as one of four servicing carriers in CAR’s Commercial Automobile Program.

We are the fourth largest writer of homeowners insurance business in Massachusetts, with a market share of 6.2% in 2022. Our principal competitors within the Massachusetts homeowners insurance market are MAPFRE SA, Liberty Mutual and The Andover Companies, which held 12.2%, 9.4% and 6.3% market shares, respectively, in 2022 (according to S&P Global Market Intelligence).

Human Capital

At December 31, 2023, we employed 539 employees who all work in the New England region. The management team establishes hiring and compensation practices for our Company. The Board is periodically updated on key employee engagement and employee relations measures. In addition, the Board’s Compensation Committee is responsible for reviewing performance and approving compensation paid to senior leaders. Our Human Resources team, led by our Chief Financial Officer, supports the Compensation Committee in the execution of its responsibilities. In addition to the day-to-day support, they provide to our management team, the Human Resources team monitors the pulse of our employee population.

As noted in our Environmental, Social and Governance (“ESG”) Report, located on our Company website, we create a workplace where all employees are treated with dignity and respect, and individual differences are valued, all with the goal of securing the trust and satisfaction of our employees. The Company is committed to a policy of inclusiveness and is committed to actively seeking out highly-qualified candidates with diverse gender, race, color, religion, ethnicity, age, marital status, handicap, sexual orientation, gender identity or expression, and backgrounds. The Company prioritizes an environment where employees are respected, inspired to perform at their best, and are recognized for their contributions. We persistently work to improve the employee experience in support of our continuing strategic objective to attract, retain and develop talent in the insurance industry. Our commitment to a robust talent pool starts at the top. The Board engages with the Compensation Committee annually to review executive level compensation, consider key pipeline talent and conduct succession planning. In addition, our leadership team conducts a comprehensive annual review process across our organization each year. We have a history of promotion from within as approximately 20% of our organization has 25 years of experience at Safety.

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

We further foster our culture through our robust learning and development program and our competitive benefit programs. Our extensive benefits include a variety of items, not limited to the following:

●	Medical and vision plan options;
●	HSA & FSA options
●	Dental options;
●	Company paid life-insurance;
●	401(k) plan with company matching contributions of up to 8%;
●	Sick hours;
●	Paid holidays;
●	Flexible work schedules, including remote work arrangements;
●	Tuition reimbursement that is not capped;
●	Short and long-term disability;
●	Family medical leave;
●	Parental leave;
●	Employee assistance program.

Our employees participate in a work from home program that helps contribute to a flexible work-life balance and allows the Company to minimize the real estate rented at our home office. Our employees are not covered by any collective bargaining agreement.

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

Investments

Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high-quality investment portfolio consistent with our established investment policy. As of December 31, 2023, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities). In addition, no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa," or the lowest investment grade assigned by Moody's. Of the less than 15.0% of our portfolio invested in senior bank loans and high yield bonds at December 31, 2023, no more than 5.0% may be invested in the securities of any one issuer, no more than 10.0% may be invested in any issuers total outstanding debt issue, and a maximum of 10.0% may be invested in securities unrated or rated "B-" or below by Moody's. We continually monitor the mix of taxable and tax-exempt securities in an attempt to maximize our total after-tax return. We utilize the services of third-party investment managers.

We believe that the incorporation of material, non-financial factors into investment selection and risk management has the potential to enhance long-term investment returns. We incorporate ESG factors managed for us by third-party investment managers. We measure our exposure to ESG risks at both individual asset classes and total portfolio levels.

The following table reflects the composition of our investment portfolio as of December 31, 2023 and 2022.

	As of December 31,
	2023		2022
	Estimated	% of	Estimated	% of
	Fair Value	Portfolio	Fair Value	Portfolio
U.S. Treasury Securities	$2,320	0.2%	$1,669	0.1%
Obligations of states and political subdivisions	36,523	2.6	54,069	3.9
Residential mortgage-backed securities (1)	247,237	17.4	234,502	16.7
Commercial mortgage-backed securities	139,850	9.8	139,931	10.0
Other asset-backed securities	61,333	4.3	68,731	4.9
Corporate and other securities	564,882	39.6	551,253	39.3
Subtotal, fixed maturity securities	1,052,145	73.9	1,050,155	74.9
Equity securities (2)	238,022	16.7	240,155	17.1
Other invested assets (3)	133,946	9.4	112,850	8.0
	$1,424,113	100.0%	$1,403,160	100.0%

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

The following table reflects our investment results for each of the three-year periods ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
Average cash and invested securities (at cost)	$1,421,882	$1,462,761	$1,466,133
Net investment income (1)	$56,377	$46,725	$44,135
Net effective yield (2)	4.0%	3.2%	3.0%

(1) After investment expenses, excluding realized investment gains or losses.

(2) Net investment income for the period divided by average invested securities and cash for the same period.

As of December 31, 2023, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured, senior bank loans and high yield bonds.

The composition of our fixed income security portfolio by rating is presented in the following table.

	As of December 31,
	2023		2022
	Estimated		Estimated
	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$247,237	23.5%	$234,152	22.3%
Aaa/Aa	212,833	20.2	237,191	22.6
A	219,018	20.8	201,943	19.2
Baa	202,513	19.2	202,763	19.3
Ba	47,946	4.6	61,619	5.9
B	84,681	8.0	93,633	8.9
Caa/Ca	3,733	0.4	4,489	0.4
Not rated	34,184	3.3	14,365	1.4
Total	$1,052,145	100.0%	$1,050,155	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2023, 65.8% of our available for sale fixed maturity investments were rated Category 1 and 18.8% were rated Category 2, the two highest ratings assigned by the SVO.

The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2023.

	As of December 31, 2023
	Estimated
	Fair Value	Percent
Due in one year or less	$31,048	3.0%
Due after one year through five years	323,755	30.8
Due after five years through ten years	226,452	21.5
Due after ten years through twenty years	22,178	2.1
Due after twenty years	292	-
Asset-backed securities (1)	448,420	42.6
Totals	$1,052,145	100.0%

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

In addition, the Commissioner periodically conducts financial and market conduct examinations of all licensees domiciled in Massachusetts. Our most recent financial condition examination was for the five-year period ending December 31, 2018. The Division had no material findings as a result of this examination. The Division notified us that it will be conducting a financial condition examination for the five-year period ended December 31, 2023.

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

Insurance Regulation Concerning Dividends.  We rely on dividends from the Insurance Subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company. The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10.0% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2023, the statutory surplus of Safety Insurance was $744,904 and its net loss for 2023 was $4,022. A maximum of $74,490 will be available during 2023 for such dividends without prior approval of the Commissioner.

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

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In 2023, 2022, and 2021 all our ratios for all our Insurance Subsidiaries were within the normal range.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2023, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.

Own Risk Solvency Assessment.  On January 11, 2017, the Division adopted the National Association of Insurance Commissioners’ Own Risk Solvency Assessment (“ORSA”) Act requiring the Company to file its assessment on an annual basis. ORSA is an internal process undertaken by an insurer or insurance group to assess the adequacy of its risk management and current and prospective solvency positions under normal and severe stress scenarios. We have completed this filing for the 2023 period.

Executive Officers and Directors

The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

			Years
			Employed
Name	Age (1)	Position	by Safety
George M. Murphy	57	President, Chief Executive Officer, Chairman of the Board	35
Christopher T. Whitford	41	Vice President, Chief Financial Officer and Secretary	11
James D. Berry	64	Vice President - Underwriting	41
John P. Drago	57	Vice President - Marketing	29
Ann M. McKeown	56	Vice President - Insurance Operations	34
Paul J. Narciso	60	Vice President - Claims	33
Stephen A. Varga	56	Vice President - Management Information Systems	31
Glenn R. Hiltpold	53	Vice President - Actuarial Services	24
Peter J. Manning	85	Director	-
Thalia M. Meehan	62	Lead Independent Director	-
Mary C. Moran	68	Director	-
John D. Farina	60	Director	-
Deborah E. Gray	60	Director	-
Dennis J. Langwell	65	Director	-
Charles J. Brophy III	67	Director	-
___________________
(1) As of February 15, 2024

George M. Murphy, CPCU, was appointed President and Chief Executive Officer of the Company effective April 1, 2016. He previously was the Vice President of Marketing since October 1, 2005. Mr. Murphy was appointed to the Board of Directors and to the Investment Committee in February 2016. Effective May 17, 2023, Mr. Murphy was elected to serve as Chairman of the Board. Mr. Murphy has been employed by the Insurance Subsidiaries for over 35 years. Mr. Murphy is also on the Board of Trustees of the Insurance Library Association of Boston.

Christopher T. Whitford, was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 2, 2020. Mr. Whitford, a Certified Public Accountant in Massachusetts, has been employed by the Insurance Subsidiaries for over 11 years, previously serving as the Company’s Controller since 2012, and began his career at

PricewaterhouseCoopers in 2005. Mr. Whitford serves on the Audit Committee of Guaranty Fund Management Services and serves on the Audit Committee of the Massachusetts Property Insurance Underwriting Association.

James D. Berry, CPCU, was appointed Vice President of Underwriting of the Company in July 2015, and was named as Secretary of the Insurance Subsidiaries at that time. Prior to that, he served as the Vice President of Insurance Operations since October 2005. Mr. Berry has been employed by the Insurance Subsidiaries for over 41 years and has directed the Company's Massachusetts Private Passenger line of business since 2001. Mr. Berry is a member of the FAIR Plan Executive Committee and had previously served as the Chair of the Board of Directors and Executive Committee. He has served on several committees of CAR including Market Review and Defaulted Brokers and also served on Computer Sciences Corporation Series II and Exceed advisory councils. He also serves as the Treasurer of the In Control Family Foundation, is a member of their Executive Committee and is the Chairman of that organization’s Business Development Committee.

John P. Drago was appointed Vice President of Marketing on February 1, 2016. Mr. Drago has been employed by the Insurance Subsidiaries for over 29 years and most recently served as Director of Marketing.

Ann M. McKeown was appointed Vice President of Insurance Operations of the Company on July 1, 2015. Ms. McKeown has been employed by the Insurance Subsidiaries for over 34 years wherein she has held management positions in the Underwriting, Information Technology, and Insurance Operations departments. Ms. McKeown has served on the MAIP Steering and Operations Committees of CAR. On February 27, 2024, Ann communicated her intention to retire, to which the Board of Directors accepted, effective March 1, 2024.

Paul J. Narciso was appointed Vice President of Claims of the Company on August 5, 2013.  Mr. Narciso has held various adjusting and claims management positions with the Company since 1990.  Mr. Narciso has 37 years of claim experience having worked at two national carriers prior to joining Safety.  He has previously served on the Governing Board of the Massachusetts Insurance Fraud Bureau and the Claims Subcommittee at Commonwealth Automobile Reinsurers.

Stephen A. Varga was appointed Vice President of Management Information Systems of the Company on August 6, 2014. Mr. Varga has held various information technology positions with the Company since 1992 and most recently served as Senior Director of MIS.

Glenn R. Hiltpold was appointed Vice President of Actuarial Services of the Company on March 1, 2021. Mr. Hiltpold, a Fellow of the Casualty Actuarial Society, has held the Director of Actuarial Services position with the Company since 2004 and has been an employee of the Insurance Subsidiaries for 24 years.

Brian S. Lam was appointed Vice President of Insurance Operations of the Company on February 27, 2024, effective March 1, 2024. Mr. Lam has held the Director of Insurance Operations and Customer Engagement position with the Company since 2014 and began his career with the Company in 2002. He currently sits on the Deep Customer Connections Innovators Committee. Mr. Lam received his undergraduate degree at Bucknell University and his Master of Business Administration at Babson College.

Peter J. Manning has served as a director of the Company since September 2003. Mr. Manning retired in 2003, as Vice Chairman Strategic Business Development of FleetBoston Financial, after 32 years with FleetBoston Financial Corporation (formerly BankBoston) where he also held the positions of Comptroller and Executive Vice President and Chief Financial Officer. Mr. Manning started his career with Coopers & Lybrand in 1962 prior to his 1972 employment with BankBoston. He is a former director of the Blue Hills Bank and a former director of Thermo Fisher Scientific and the Lahey Clinic. Mr. Manning qualifies as an “Audit Committee Financial Expert” as defined by the U.S. Securities and Exchange Commission rules. Mr. Manning serves as a member of the Audit and Compensation Committees.

Thalia M. Meehan was appointed Director of the Company on July 3, 2017 and Lead Independent Director on January 11, 2022. Ms. Meehan has also been appointed to serve as a member of the Investment Committee and the Nominating and Governance Committee, as well as Chairperson of the Compensation Committee of the Board. Ms.

Meehan, a Chartered Financial Analyst, has over 30 years of experience in the investment sector. Ms. Meehan retired from Putnam Investments in 2016 with 27 years of experience and most recently served as a Team Leader and Portfolio Manager at Putnam Investments. Ms. Meehan currently serves on the Board of Cambridge Bancorp where she is a member of the Trust and Risk Committees. Ms. Meehan serves as a member of the Nominating and Governance Committees of the Municipal Securities Rulemaking Board and the Advisory Committee of the Board of Boston Women in Public Finance.

Mary C. Moran was appointed Director of the Company on March 27, 2020. Ms. Moran has over 40 years of financial experience in both private industry as well as consulting. Ms. Moran began her career at KPMG, previously Peat Marwick, where she became a Senior Manager before serving as Senior Vice President of Finance and Administration for Boston Sand and Gravel Company from 1990 to 2001. Since 2002 she has served as CEO of MCM Financial Consulting, focusing on projects within in the banking, construction, higher education, manufacturing, not-for-profit and professional services industries. Ms. Moran is a former director of Care Dimensions where she served on the finance and audit committee and is a former director and audit committee member of Danvers Bankcorp, the College of the Holy Cross and Catholic Memorial School. Ms. Moran graduated from Northeastern University with a M.B.A. and MS in Accounting and from the College of the Holy Cross with a degree in Economics. Ms. Moran qualifies as an “Audit Committee Financial Expert” as defined by the U.S. Securities and Exchange Commission rules. Ms. Moran serves as Chairperson of the Nominating and Governance Committee and serves as a member of the Audit Committee.

John D. Farina was appointed Director of the Company on March 24, 2022. Mr. Farina was appointed Chairperson of the Audit Committee in May 2023, and also serves as a member of the Investment Committee. Mr. Farina recently retired from PricewaterhouseCoopers (“PwC”) as Northeast Managing Partner and as a member of PwC’s Global Board of Directors, where he was a member of the Risk & Quality and Operations Committees. He has 36 years of experience advising both domestic and multinational Fortune 500 companies on financial accounting, regulatory, and tax matters, with a deep expertise in the insurance industry. Mr. Farina also led PwC’s US Insurance Tax practice and has deep insurance industry expertise. During his time at PwC, Mr. Farina held a variety of senior leadership roles including Managing Partner of the Northeast Region, where he was responsible for approximately 3,800 partners and staff in five offices. In this role, he oversaw strategic planning, operations, finance, risk management, human capital, and marketing functions. Mr. Farina was elected by his fellow partners for two terms on both PwC’s US and Global Boards, providing 10 years of governance oversight to the firm. After retiring from PwC in 2021, Mr. Farina was elected to join the National Committee of St. Jude Children's Research Hospital in Memphis, Tennessee, where he serves as the Vice Chair of the Audit & Compliance Committee. Mr. Farina has also served on several non-profit boards, including the Greater Boston Chamber of Commerce. Mr. Farina received his BBA in Accounting from Evangel University and is a CPA in Massachusetts and Texas. Mr. Farina qualifies as an “Audit Committee Financial Expert” as defined by the U.S. SEC rules.

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

Charles J. Brophy III was appointed Director of the Company on April 5, 2023. Mr. Brophy joins the Board with over 30 years of experience in the insurance industry. He has spent the last 22 years with HUB International, where he currently serves as the Regional President (U.S. East) and his extensive commercial and personal sales development and management experience. Prior to joining HUB International, Mr. Brophy was a Director at Bain Hogg Robinson, LLC, and began his career in commercial lines underwriting with the Travelers Insurance Company. Mr. Brophy was the 2016 Massachusetts Insurance Professional of the Year and has served on various advisory councils for The Hartford Insurance Group, Arbella Mutual Insurance, the Hanover Insurance Group, and the Travelers Insurance Company. He is also a member at the Insurance Library Association of Boston.

Dennis J. Langwell was appointed Director of the Company on April 5, 2023. Mr. Langwell is a retired senior executive of Liberty Mutual Insurance, a Fortune 100 company, where he worked more than 25 years in various executive, strategic and financial positions, until his retirement in 2021. His most recent position was Vice Chairman of Insurance Operations, and prior to that he was President of Global Risk Solutions, where he led Liberty’s $20 billion global commercial (re) insurance business. Prior to his role as President of Global Risk Solutions, Mr. Langwell served as Executive Vice President and Chief Financial Officer from 2003 to 2018. Mr. Langwell began his career at KPMG and has over 40 years of insurance and finance experience. Mr. Langwell also serves on the boards of James River Group and Companion Protect and on the Advisory Board of Owl.co. He is also a trustee of Providence College, where he received his Bachelor of Science in Accounting, and is Chairman of the Board of Trustees of the U.S.S. Constitution Museum. Mr. Langwell qualifies as an “Audit Committee Financial Expert” as defined by the U.S. SEC rules. Mr. Langwell has been appointed to serve as a member of the Audit and Compensation Committees.

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

Our certificate of incorporation, bylaws and the laws of Delaware contain provisions that may delay, deter or prevent a takeover attempt that shareholders might consider in their best interests. For example, our organizational documents provide for a classified board of directors with staggered terms and provide for the filling of vacancies on our board of directors by the vote of a majority of the directors then in office. These provisions will render the removal of the incumbent board of directors or management more difficult. In addition, these provisions may prevent shareholders from receiving the benefit of any premium over the market price of our common stock offered by a bidder in a potential takeover. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

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

Approximately 54.7% of our direct written premiums for the year ended December 31, 2023 were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

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

Because some of our insureds live near the Massachusetts coastline, we also have a potential exposure to losses from hurricanes and major coastal storms such as Nor'easters. Although we purchase catastrophe reinsurance to limit our exposure to natural catastrophes, in the event of a major catastrophe resulting in property losses to us in excess of $690,000 our losses would exceed the limits of this reinsurance in addition to losses from our co-participation retention of a portion of the risk up to $690,000.

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

Economic and market conditions outside of our control, such as inflation and supply chain issues, may adversely impact our underwriting profitability. Inflation in recent periods has significantly increased our loss costs across all lines of business, especially private passenger automobile. Inflation higher than the levels that the Company anticipates could continue to negatively impact our loss costs in future periods. In addition to the impact of inflation on reserves, on a going forward basis, we may not be able to offset the impact of inflation on our loss costs with sufficient price increases.

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

Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 50.9% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2023, based upon fair value measurement, 73.9% of our investment portfolio was invested in fixed maturity securities, 16.7% in equity securities and 9.4% in other invested assets. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. Changes in interest rates affect the carrying value of our fixed maturity investments and returns on our fixed maturity investments. A decline in interest rates reduces the returns available on new fixed maturity investments (including those purchases to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income on a going-forward basis, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value.

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

ITEM 1C.    CYBERSECURITY

The Company has implemented a cybersecurity program that oversees, assesses, and manages its cybersecurity risks. As a component of the Company’s formal enterprise risk management program, whose goal is to support the business objectives and strategy, the cybersecurity program leverages multiple security measures to protect the integrity of the Company’s information assets. The program's strategy aligns to the National Institute of Standards and Technology Cybersecurity Control Framework, where controls are implemented throughout our environment to achieve five categorical objectives of a cybersecurity program, including identification, protection, detection, response, and recovery.

Our cybersecurity program is regularly assessed to ensure it meets the ever-changing cyber risk environment.  This is accomplished via monthly risk assessment meetings performed by our technical cybersecurity committee, periodic risk assessments and audits performed by internal audit, and cyber tests and assessments performed by contracted consultants.

Our cybersecurity program includes several methods to protect against intrusion by a bad actor, including such techniques as reputational filtering, anti-virus scans, intrusion prevention, multi-factor authentication, and account isolation among others. We also use numerous approaches to detect ransomware and other cyber-attacks, including among others, dark web searches, email sandboxing, endpoint detection, and intrusion detection. The Company continuously monitors and enhances its program to respond to evolving cyber threats and changes in the regulatory environment.

To ensure the effectiveness of the cybersecurity program, we have implemented various assurance methods including ongoing internal audit control reviews, external reviews by third-party consultants including penetration testing, and cyber incident response team exercises.  Ongoing monitoring of our systems and security metric reviews are in place to manage external threats.  Our cyber monitoring and supporting metrics include such areas as intrusion detection, phishing attempts, cyber training results, and patch management vulnerabilities.  Additionally, the Company collaborates with industry associations, government authorities, peers, and external advisors to monitor the threat environment to ensure no gaps exist in our security practices.

A third-party risk management program is in place ensuring those risks associated with our use of vendors to support our business objectives and strategic initiatives are properly understood and mitigated.  Through management’s oversight, third-party assessments of vendor’s information security practices and protocols, including their readiness to protect against and respond to cybersecurity breaches are performed. Third-party service providers are categorized into tiers in consideration of the risk of a vendor’s activities. Vendor due diligence questionnaires are issued seeking to understand a service provider’s cyber and information security control environment, as well as their resiliency in the event of an intrusion to their systems.  Formalized vendor incident response procedures are in place that support the activities required should a cyber event occur.

We continue to improve our ability to defend against, respond to, and recover from ransomware and other cyber events; enhance application cybersecurity capabilities, including defenses against fraud attacks; and to ensure security capabilities are built into new cloud-based platforms that we adopt. We are also required to maintain strong cyber defense protocols in the states where we are authorized or licensed to write business.  We monitor the status of new cybersecurity regulations, including notification requirements.

To the best knowledge of management, no risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Our Board is ultimately responsible for the oversight of risk management strategy, business plan and management of financial resources. As part of these responsibilities, the Board is apprised, annually and as needed, of developments in the external environment and business strategies that present increased cyber risk exposure to the Company. On a weekly basis, The Vice President of Management Information Services (“VP of MIS”) meets with the Chairman of the Board of Directors, President and Chief Executive Officer (“Chairman, President and CEO”), to discuss developments with the Company’s IT environment, including its cybersecurity program. The Chairman, President and CEO would then inform the Board of those developments, as needed. The Board has delegated oversight of cybersecurity risk management to the Audit Committee of the Board of Directors.

The Audit Committee meets on a quarterly basis.  A set agenda of risk matters includes detailed updates of the Company’s preparedness and significant cybersecurity activities. The topics covered by these updates have included discussions of policies and procedures to prevent, detect and respond to cybersecurity incidents, modifications to on-line platforms, and the use of cloud-based applications.  Lessons learned from cybersecurity incidents and the internal and external testing of our cyber defenses are provided quarterly.  The Board is also provided with an annual cybersecurity technology risk and control update.

A management level risk committee exists and oversees the management of the Company’s highest-level risks, including cybersecurity. This committee consists of representatives from the Risk, Financial, Underwriting, Information Technology and Legal Departments. The Risk Committee, as supported by the Cybersecurity Committee, is responsible for keeping the audit committee apprised of the Company’s cybersecurity preparedness and cyber incidents. The Cybersecurity Committee oversees and ensures the Company’s cyber-related controls are sufficient to protect the Company’s information and proprietary assets, in accordance with the acceptable risk policies and risk tolerances.

The VP of MIS has expertise assessing and managing cybersecurity risks, and is a member of both the Risk Committee and Cybersecurity Committee.  He has served in his current role since 2014 and has held several senior-level information technology roles in his 31-year tenure with the Company. In his various roles, he has been responsible for providing senior leadership in the areas of information security, IT governance risk & compliance, business continuity, and disaster recovery.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 13, 2024, there were 22 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 17,519 held in "Street Name."

The closing price of the Company's common stock on February 13, 2024 was $83.25 per share. The Company’s common stock trades on the NASDAQ stock exchange under the symbol SAFT.

During 2023 and 2022, the Company’s Board declared four quarterly cash dividends to shareholders, which were paid and accrued in the amounts of $52,992 and $52,995, respectively. On February 21, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.90 per share to shareholders of record on March 1, 2024 payable on March 15, 2024. The Company plans to continue to declare and pay quarterly cash dividends in 2024, depending on the Company's financial position and the regularity of its cash flows.

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

The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2023 (the Company's fiscal year end), and such information is incorporated herein by reference.

For information regarding our share repurchase program, refer to Item 8—Financial Statements and Supplementary Data, Note 14, Share Repurchase Program, of this Form 10-K.

COMMON STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2018 and ending on December 31, 2023 with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of seven selected property & casualty insurance companies over the same period. The peer group consists of Donegal Group, Inc., Erie Indemnity Company, Horace Mann Educators Corporation, The Hanover Insurance Group, Inc., Mercury General Corp., Selective Insurance Group, Inc., and United Fire Group. Note that this peer group has changed from prior years due to acquisition activity. The graph shows the change in value of an initial one hundred dollar investment over the period indicated, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2018 Among
Safety Insurance Group, Inc.,
Property & Casualty Insurance Peer Group and the NASDAQ Stock Market Index

$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Safety Insurance Group, Inc.	$100	$117	$104	$118	$122	$115
Property & Casualty Insurance Peer Group	$100	$103	$119	$93	$99	$112
NASDAQ Stock Market Index	$100	$121	$120	$154	$165	$185

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

ISSUER PURCHASES OF EQUITY SECURITIES

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares.  The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No shares were repurchased during the three months ended December 31, 2023.

	Total number	Average	Total number of shares purchased as part of	Maximum number of
	of Shares	price paid	publicly announced	shares that may yet be purchased under the
Period	purchase	per share	plans or programs	plans or programs
October 1-31, 2023	—	—	—	703,971
November 1-30, 2023	—	$—	—	703,971
December 1-31, 2023	—	—	—	703,971
Total	—	$—	—

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

We are a leading provider of private passenger automobile (54.7% of our direct written premiums in 2023), commercial automobile, (15.9% of 2023 direct written premiums), and homeowners (24.5% of 2023 direct written premiums) insurance. In addition to these coverages, we offer a portfolio of other insurance products, including dwelling fire, umbrella and business owner policies (totaling 4.9% of 2023 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, Safety P&C, and Safety Northeast (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 834 in 1,090 locations throughout these three states during 2023. We have used these relationships and our extensive knowledge of the market to become the third largest private passenger automobile carrier and the second largest commercial automobile carrier in Massachusetts, capturing an approximate 8.7% and 12.7% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2023, according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. We are the fourth largest homeowners insurance carrier in Massachusetts, with a market share of 6.2% in 2022.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an “A (Excellent)” rating. Our “A” rating was reaffirmed by A.M. Best on June 15, 2023.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016. In November 2020, we formed a fourth insurance subsidiary, Safety Northeast, which became licensed to write insurance products in Massachusetts. The table below shows the amount of direct written premiums in each state during the years ended December 31, 2023, 2022, and 2021.

	Years Ended December 31,
Direct Written Premiums	2023	2022	2021
Massachusetts	$941,721	$782,790	$765,007
New Hampshire	42,762	36,519	34,261
Maine	6,741	4,009	2,871
Total	$991,224	$823,318	$802,139

Recent Events

Beginning on February 2, 2023 and through February 5, 2023, the Northeast region experienced a severe winter weather event (“February Winter Freeze”) over a thirty-six hour period, whereby temperatures reached lows of negative 40 degrees Fahrenheit, including windchill. As a result of the February Winter Freeze, the Company received approximately 800 claims totaling $29,543 of losses and loss adjustment expenses for the year ended December 31, 2023.

On the morning of December 18, 2023, the Northeast region experienced a severe weather event (“December Wind Storm”) comprising heavy rain and hurricane-strength winds. This event broke forty-five-year-old wind gust records, with wind gusts reaching 90 miles per hour. As a result of the December Wind Event, the Company received approximately 1,000 claims totaling $11,635 of losses and loss adjustment expenses for the year ended December 31, 2023.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses incurred for the three months ended December 31, 2023 increased by $40,076, or 30.4%, to $172,105 from $132,029 for the comparable 2022 period. Losses and loss adjustment expenses incurred for the year ended December 31, 2023 increased by $150,323, or 30.6%, to $642,302 from $491,979 for the comparable 2022 period. The increase in losses for the three months ended December 31, 2023 is due to continued inflationary impacts on our Private Passenger Automobile line of business and the December Wind Storm. The increase in losses for the year ended December 31, 2023 also included the February Winter Freeze and increased total automobile losses due to multiple flood events, and a separate high wind event that impacted our Homeowners line of business.

Loss, expense, and combined ratios calculated under U.S. generally accepted accounting principles for the quarter ended December 31, 2023 were 76.1%, 30.4%, and 106.5%, respectively, compared to 68.4%, 32.3%, and 100.7%, respectively, for the comparable 2022 period. Loss, expense, and combined ratios calculated under U.S. generally accepted accounting principles for the year ended December 31, 2023 were 77.0%, 30.7%, and 107.7%, respectively, compared to 64.9%, 32.3%, and 97.2%, respectively, for the comparable 2022 period. The 2023 increase in loss ratio is primarily due to the factors that increased losses and loss adjustment expenses. The 2023 decrease in the expense ratios in both periods is primarily driven by a decrease in contingent commission expense.

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

Catastrophe losses incurred by the type of event are shown in the following table.

	Years Ended December 31,
Event	2023	2022	2021
Freeze	$29,543	$-	$-
Windstorms and hailstorms	$11,635	$-	$11,677
Total losses incurred (1)	$41,178	$-	$11,677

(1)	Total losses incurred include losses plus defense and cost containment expenses and excludes adjusting and other claims settlement expenses.

Direct and Net Written Premiums

For the quarter ended December 31, 2023, the Company achieved its fifth consecutive quarter of double-digit growth in direct and net written premiums. For the three months ended December 31, 2023, direct written premium growth and net written premium growth were 22.2% and 20.7%, respectively. For the year ended December 31, 2023, direct written premium growth and net written premium growth were 20.4% and 19.6%, respectively. The increase in premium is driven by new business production, improved retention, and rate increases. For the year ended December 31, 2023, the Company achieved exposure count growth across all lines of business, including 14.7%, 5.4% and 11.2% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2022. Additionally, for the year ended December 31, 2023, average written premium per exposure increased 10.8%, 3.8% and 4.5% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2022.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts, New Hampshire and Maine in 2024, 2023 and 2022.

Line of Business	Effective Date	Rate Change
New Hampshire Private Passenger Automobile	April 1, 2024	3.4%
Massachusetts Private Passenger Automobile	January 1, 2024	3.5%
New Hampshire Commercial Automobile	November 1, 2023	7.9%
New Hampshire Homeowners	October 1, 2023	6.0%
Maine Private Passenger Automobile	October 1, 2023	7.3%
New Hampshire Private Passenger Automobile	September 1, 2023	6.5%
Massachusetts Homeowners	August 1, 2023	3.9%
Massachusetts Private Passenger Automobile	July 1, 2023	4.3%
Massachusetts Commercial Automobile	May 1, 2023	4.0%
Massachusetts Private Passenger Automobile	December 1, 2022	3.5%
New Hampshire Commercial Automobile	September 1, 2022	5.8%
New Hampshire Homeowners	September 1, 2022	3.5%
New Hampshire Private Passenger Automobile	September 1, 2022	2.8%
Massachusetts Homeowners	July 1, 2022	2.6%

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

Our GAAP insurance ratios are presented in the following table for the periods indicated.

	Years Ended December 31,
	2023	2022	2021
GAAP ratios:
Loss ratio	77.0%	64.9%	59.6%
Expense ratio	30.7	32.3	33.4
Combined ratio	107.7%	97.2%	93.0%

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

The maximum number of shares of common stock between both the 2018 Amended Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At December 31, 2023, there were 373,422 shares available for future grant. Grants outstanding under the plans as of December 31, 2023, were comprised of 145,920 restricted shares.

Grants made under the Incentive Plan during the years 2021 through 2023 were as follows.

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the FAIR Plan. The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models. As of January 1, 2023, we purchased three layers of excess catastrophe reinsurance providing $590,000 of coverage for property losses in excess of $75,000 up to a maximum of $665,000. Our reinsurers’ co-participation is 75.0% of $75,000 for the 1st layer, 75.0% of $250,000 for the 2nd layer, and 75.0% of $265,000 for the 3rd layer. As a result of the changes to the models, our catastrophe reinsurance in 2023 protects us in the event of a “121-year storm” (that is, a storm of a severity expected to occur once in a 121-year period). Most of our reinsurers have an A.M. Best rating of “A+” (Superior) or “A” (Excellent).

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing commercial automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”), in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan buys reinsurance to reduce their exposure to catastrophe losses. On July 1, 2023, the FAIR Plan purchased $1,600,000 of catastrophe reinsurance for property losses with retention of $100,000.

We also had $133,551 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Results of Operations

The following table shows certain of our selected financial results.

	Years Ended December 31,
	2023	2022	2021
Direct written premiums	$991,224	$823,318	$802,139
Net written premiums	$925,295	$773,735	$764,526
Net earned premiums	$834,414	$758,505	$774,328
Net investment income	56,377	46,725	44,135
Earnings from partnership investments	5,540	12,484	19,829
Net realized gains on investments	1,327	9,190	14,885
Change in net unrealized (losses) gains on equity investments	7,502	(44,386)	16,130
Credit loss (expense) benefit	(530)	14	363
Commission income	6,932	566	—
Finance and other service income	19,394	14,461	15,241
Total revenue	930,956	797,559	884,911
Loss and loss adjustment expenses	642,302	491,979	461,727
Underwriting, operating and related expenses	256,580	245,145	258,392
Other expense	6,836	330	—
Interest expense	818	524	522
Total expenses	906,536	737,978	720,641
Income before income taxes	24,420	59,581	164,270
Income tax expense	5,545	13,020	33,560
Net income	$18,875	$46,561	$130,710
Earnings per weighted average common share:
Basic	$1.28	$3.17	$8.85
Diluted	$1.28	$3.15	$8.80
Cash dividends paid per common share	$3.60	$3.60	$3.60

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$18,875	$46,561	$130,710
Exclusions from net income:
Net realized gains on investments	(1,327)	(9,190)	(14,885)
Change in net unrealized (losses) gains on equity investments	(7,502)	44,386	(16,130)
Credit loss expense (benefit)	530	(14)	(363)
Income tax benefit	1,743	(7,388)	6,589
Non-GAAP Operating income	$12,319	$74,355	$105,921

Net income per diluted share	$1.28	$3.15	$8.80
Exclusions from net income:
Net realized gains on investments	(0.09)	(0.62)	(1.00)
Change in net unrealized losses (gains) on equity investments	(0.51)	3.02	(1.08)
Credit loss expense (benefit)	0.04	-	(0.02)
Income tax benefit	0.12	(0.50)	0.44
Non-GAAP Operating income per diluted share	$0.84	$5.05	$7.14

YEAR ENDED DECEMBER 31, 2023 COMPARED TO YEAR ENDED DECEMBER 31, 2022

Direct Written Premiums.  Direct written premiums for the year ended December 31, 2023 increased by $167,906, or 20.4%, to $991,224 from $823,318 for the comparable 2022 period. The increase in direct written premium is the result of new business production, improved retention, and rate increases. For the year ended December 31, 2023, the Company achieved exposure count growth across all lines of business, including 14.7%, 5.4% and 11.2% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2022. Additionally, for the year ended December 31, 2023, average written premium per exposure increased 10.8%, 3.8% and 4.5% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2022.

Net Written Premiums.  Net written premiums for the year ended December 31, 2023 increased by $151,560, or 19.6%, to $925,295 from $773,735 for the comparable 2022 period. The 2023 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the year ended December 31, 2023 increased by $75,909, or 10.0%, to $834,414 from $758,505 for the comparable 2022 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Year Ended December 31,
	2023	2022
Written Premiums
Direct	$991,224	$823,318
Assumed	30,850	28,835
Ceded	(96,779)	(78,418)
Net written premiums	$925,295	$773,735

Earned Premiums
Direct	$897,598	$803,289
Assumed	29,702	28,976
Ceded	(92,886)	(73,760)
Net earned premiums	$834,414	$758,505

Net Investment Income.  Net investment income for the year ended December 31, 2023 increased by $9,652, or 20.7%, to $56,377 from $46,725 for the comparable 2022 period. The increase is a result of increases in interest rates on our fixed maturity portfolio as compared to the prior year. Net effective annual yield on the investment portfolio was

4.0% for the year ended December 31, 2023, compared to 3.2% for comparable 2022 period. Our duration was 3.6 years at December 31, 2023, compared to 3.8 years at December 31, 2022.

Earnings from Partnership Investments. Earnings from partnership investments were $5,540 for the year ended December 31, 2023 compared to $12,484 for the year ended December 31, 2022. The 2023 earnings reflect a decrease in investment appreciation and timing of cash proceeds received compared to the prior year. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments.  Net realized gains on investments were $1,327 for the year ended December 31, 2023 compared to $9,190 for the comparable 2022 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of December 31, 2023

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,420	$—	$15	$(115)	$2,320
Obligations of states and political subdivisions	38,682	—	262	(2,421)	36,523
Residential mortgage-backed securities (1)	267,271	—	1,947	(21,979)	247,239
Commercial mortgage-backed securities	153,923	—	200	(14,273)	139,850
Other asset-backed securities	64,043	—	216	(2,927)	61,332
Corporate and other securities	594,343	(1,208)	3,784	(32,038)	564,881
Subtotal, fixed maturity securities	1,120,682	(1,208)	6,424	(73,753)	1,052,145
Equity securities (2)	221,809	—	25,707	(9,494)	238,022
Other invested assets (4)	133,946	—	—	—	133,946
Totals	$1,476,437	$(1,208)	$32,131	$(83,247)	$1,424,113

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

(3) Our investment portfolio included 861 securities in an unrealized loss position at December 31, 2023.

(4)  Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by rating was as follows:

	As of December 31, 2023
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$247,237	23.5%
Aaa/Aa	212,833	20.2
A	219,018	20.8
Baa	202,513	19.2
Ba	47,946	4.6
B	84,681	8.0
Caa/Ca	3,733	0.4
Not rated	34,184	3.3
Total	$1,052,145	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of December 31, 2023, our portfolio of fixed maturity investments was principally comprised of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also presents the length of time that they have been in a continuous unrealized loss position of December 31, 2023.

	As of December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,708	$115	$1,708	$115
Obligations of states and political subdivisions	403	17	28,893	2,404	29,296	2,421
Residential mortgage-backed securities	11,248	167	182,794	21,812	194,042	21,979
Commercial mortgage-backed securities	4,067	108	130,493	14,165	134,560	14,273
Other asset-backed securities	5,973	224	46,600	2,703	52,573	2,927
Corporate and other securities	39,453	1,338	369,163	30,700	408,616	32,038
Subtotal, fixed maturity securities	61,144	1,854	759,651	71,899	820,795	73,753
Equity securities	34,272	3,079	45,797	6,415	80,069	9,494
Total temporarily impaired securities	$95,416	$4,933	$805,448	$78,314	$900,864	$83,247

The Company’s analysis of its fixed maturity portfolio at December 31, 2023 concluded that $1,208 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses at December 31, 2023, compared to $678 at December 31, 2022. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at December 31, 2023 and 2022 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

The majority of unrealized losses recorded on the investment portfolio at December 31, 2023 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 8—Financial Statements and Supplementary Data, Note 16, Fair Value of Financial Instruments, of this Form 10-K.

Commission Income: Commission income includes revenues from new and renewal commissions paid by insurance carriers, which we recognize when earned. Commission Income was $6,932 and $566 for the years ended December 31, 2023 and 2022, respectively.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income increased by $4,933, or 34.1%, to $19,394 for the year ended December 31, 2023 from $14,461 for the comparable 2022 period. The increase is primarily driven by the increase in policy counts and changes to our fee assessment policies.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the year ended December 31, 2023 increased by $150,323, or 30.6%, to $642,302 from $491,979 for the comparable 2022 period. The increase in losses is due to continued inflationary impacts on our Private Passenger Automobile line of business, and impacts from weather related events including February Winter Freeze and December Wind Storm.

Our GAAP loss ratio for the years ended December 31, 2023 and 2022 were 77.0% and 64.9%, respectively. Our GAAP loss ratio excluding loss adjustment expenses was 67.9% and 56.0% for the years ended December 31, 2023 and 2022, respectively. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2023 was $47,381, compared to $57,279, for the comparable 2022 period. Prior year favorable development in 2022 benefitted from the reversal of $6,500 legal expense reserve during the second quarter of 2022.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the year ended December 31, 2023 increased by $11,435, or 4.7%, to $256,580 from $245,145 for the comparable 2022 period. The increase is driven by an increase in base commissions resulting from the increase in written premiums, offset by a decrease in contingent commission expense. Our GAAP expense ratio for the year ended December 31, 2023 decreased to 30.7% from 32.3% for the comparable 2022 period.

Other Expense: Other expense includes the operating and related expenses associated with SNIA.

Interest Expense.  Interest expense was $818 and $524 for the years ended December 31, 2023 and 2022, respectively. Interest expense primarily relates to the borrowing from the FHLB as noted within Item 8 – Financial Statements and Supplementary Data, Note 10, Debt, of this Form 10-K. The credit facility commitment fee included in interest expense was $75 for each of the years ended December 31, 2023 and 2022.

Income Tax Expense.  Our effective tax rates were 22.7% and 21.9% for the years ended December 31, 2023 and 2022, respectively. The effective rates for the year ended December 31, 2023 and 2022 were higher than the statutory rate primary due to the impact of stock-based and executive compensation.

The comparison of results for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

Net cash provided by operating activities was $52,114, $44,326, and $141,394 during the years ended December 31, 2023, 2022, and 2021, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by investing activities was $24,269 during the year ended December 31, 2023 compared to net cash used for investing activities was $19,988, and $65,989 for the years ended December 31, 2022, and 2021, respectively, as proceeds from the sales, paydowns, calls and maturities of fixed maturity and equity securities exceeded purchases.

Net cash used for financing activities was $63,531, $62,641, and $65,571 during the years ended December 31, 2023, 2022 and 2021, respectively. Net cash used for financing activities during the year ended December 31, 2023 comprised dividend payments to shareholders and the acquisition of treasury stock.

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

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our Insurance Subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2023, the statutory surplus of Safety Insurance was $744,904, and its net loss for 2023 was $4,022. As a result, a maximum of $74,490 is available in 2023 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $670,414 at December 31, 2023. During the twelve months ended December 31, 2023, Safety Insurance recorded dividends to Safety of $56,329.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2023 and 2022 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2022	March 5, 2022	March 15, 2022	$0.90	$13,248
May 6, 2022	June 1, 2022	June 15, 2022	$0.90	$13,278
August 3, 2022	September 1, 2022	September 15, 2022	$0.90	$13,262
November 2, 2022	December 1, 2022	December 15, 2022	$0.90	$13,207
February 15, 2023	March 1, 2023	March 15, 2023	$0.90	$13,247
May 3, 2023	June 1, 2023	June 15, 2023	$0.90	$13,283
August 2, 2023	September 1, 2023	September 15, 2023	$0.90	$13,223
November 3, 2023	December 1, 2023	December 15, 2023	$0.90	$13,239

On February 15, 2024, our Board approved and declared a quarterly cash dividend on our common stock of $0.90 per share to be paid on March 15, 2024 to shareholders of record on March 1, 2024. We plan to continue to declare and pay quarterly cash dividends in 2024, depending on our financial position and the regularity of our cash flows.

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

No share purchases were made by the Company during the three months ended December 31, 2023. During the year ended December 31, 2023, the Company purchased 74,213 shares at a cost of $5,240. As of December 31, 2023, the Company had purchased 3,215,690 shares on the open market at a cost $155,240. As of December 31, 2022, the Company had purchased 3,141,477 shares on the open market at a cost of $150,000.

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

As of December 31, 2023, the Company had loss and LAE reserves of $603,081, unpaid reinsurance recoverables of $112,623 and net loss and LAE reserves of $490,458. Our loss and LAE reserves are estimates as described in more detail under Critical Accounting Policies and Estimates. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments.

As part of the Company’s investment activity, we have committed $170,000 to investments in limited partnerships.  The Company has contributed $133,330 to these commitments as of December 31, 2023.  As of December 31, 2023, the remaining committed capital that could be called is $42,043, which includes potential recallable capital distributions.

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

When a claim is reported, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims professional. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based on subsequent developments and periodic reviews of the cases. When a claim is closed with or without a payment, the difference between the case reserve and the settlement amount creates a reserve deficiency if the payment exceeds the case reserve or a reserve redundancy if the payment is less than the case reserve.

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

 Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $449,272 to $511,724 as of December 31, 2023 compared to a range of $423,452 to $481,902 as of December 31, 2022. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and loss adjustment expense reserves based upon the analysis of our actuaries was $490,458 as of December 31, 2023 compared to $456,204 as of December 31, 2022.

 The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2023.

	As of December 31, 2023
Line of Business	Low	Recorded	High
Private passenger automobile	$194,337	$212,628	$220,359
Commercial automobile	99,562	105,335	110,339
Homeowners	91,306	99,159	104,852
All other	64,067	73,336	76,174
Total	$449,272	$490,458	$511,724

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2023.

	As of December 31, 2023
Line of Business	Case	IBNR	Total
Private passenger automobile	$265,905	$(53,286)	$212,619
CAR assumed private passenger auto	1	8	9
Commercial automobile	67,879	6,735	74,614
CAR assumed commercial automobile	10,951	19,770	30,721
Homeowners	91,477	(3,007)	88,470
FAIR Plan assumed homeowners	4,541	6,149	10,690
All other	42,968	30,367	73,335
Total net reserves for losses and LAE	$483,722	$6,736	$490,458

At December 31, 2023 and 2022, our total IBNR reserves for our private passenger automobile line of business were comprised of $(87,456) and $(67,848) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $34,170 and $24,320 related to our estimation for not yet reported losses, respectively.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 64.4% of our total reserves for CAR assumed commercial automobile business as of December 31, 2023 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 57.5% of our total reserves for FAIR Plan assumed homeowners at December 31, 2023 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31, 2023.

	As of December 31, 2023
Line of Business	Retained	Assumed	Net
Private passenger automobile	$212,619
CAR assumed private passenger automobile		$9
Net private passenger automobile			$212,628
Commercial automobile	74,614
CAR assumed commercial automobile		30,721
Net commercial automobile			105,335
Homeowners	88,470
FAIR Plan assumed homeowners		10,690
Net homeowners			99,160
All other	73,335	—	73,335
Total net reserves for losses and LAE	$449,038	$41,420	$490,458

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the twelve months ended December 31, 2023, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $8,341. Each 1 percentage-point change in the loss and loss expense ratio would have had a $6,589 effect on net income, or $0.45 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the twelve months ended December 31, 2023. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,252)	$(2,126)	$—
Estimated increase in net income	3,359	1,680	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,126)	—	2,126
Estimated increase (decrease) in net income	1,680	—	(1,680)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,126	4,252
Estimated decrease in net income	—	(1,680)	(3,359)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,492)	(746)	—
Estimated increase in net income	1,179	589	—
No Change in Severity
Estimated (decrease) increase in reserves	(746)	—	746
Estimated increase (decrease) in net income	589	—	(589)
+1 Percent Change in Severity
Estimated increase in reserves	—	746	1,492
Estimated decrease in net income	—	(589)	(1,179)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,769)	(885)	—
Estimated increase in net income	1,398	699	—
No Change in Severity
Estimated (decrease) increase in reserves	(885)	—	885
Estimated increase (decrease) in net income	699	—	(699)
+1 Percent Change in Severity
Estimated increase in reserves	—	885	1,769
Estimated decrease in net income	—	(699)	(1,398)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,467)	(733)	—
Estimated increase in net income	1,159	579	—
No Change in Severity
Estimated (decrease) increase in reserves	(733)	—	733
Estimated increase (decrease) in net income	579	—	(579)
+1 Percent Change in Severity
Estimated increase in reserves	—	733	1,467
Estimated decrease in net income	—	(579)	(1,159)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2023. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(307)	$307
Estimated increase (decrease) in net income	243	(243)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(107)	107
Estimated increase (decrease) in net income	84	(84)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $47,381, $57,279 and $53,673 during the years ended December 31, 2023, 2022, and 2021, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2023, 2022 and 2021, respectively. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Year Ended December 31,
Accident Year	2023	2022	2021
2013 & prior	$(1,403)	$(1,303)	$(1,803)
2014	(996)	(521)	(1,534)
2015	(1,982)	(2,057)	(2,757)
2016	(1,484)	(1,662)	(1,096)
2017	(3,836)	(3,749)	(4,682)
2018	(3,892)	(7,233)	(10,190)
2019	(7,451)	(12,520)	(16,810)
2020	(10,212)	(18,985)	(14,801)
2021	(7,246)	(9,249)	—
2022	(8,879)	—	—
All prior years	$(47,381)	$(57,279)	$(53,673)

At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $47,381, $57,279, and $53,673 for the years ended 2023, 2022, and 2021, respectively. The decreases in prior year reserves in 2023 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $15,451 in our retained automobile reserves and $29,782 in our retained other than auto and homeowner’s reserves. The decreases in prior year reserves in 2022 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $20,241 in our retained automobile reserves and $32,963 in our retained other than auto and homeowner reserves. The decrease in prior year reserves during 2021 are primarily composed of reductions of $22,313 in our retained automobile reserves and $26,220 in our retained homeowners reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2023.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2013 & prior	$(397)	$(236)	$(132)	$(638)	$(1,403)
2014	(192)	(110)	—	(694)	(996)
2015	(127)	(585)	(373)	(897)	(1,982)
2016	(240)	(320)	(450)	(474)	(1,484)
2017	(1,067)	(362)	(625)	(1,782)	(3,836)
2018	129	(982)	(631)	(2,408)	(3,892)
2019	(867)	(1,892)	(2,886)	(1,806)	(7,451)
2020	(2,303)	(1,408)	(4,520)	(1,981)	(10,212)
2021	(1,233)	(1,083)	(1,024)	(3,906)	(7,246)
2022	(3,224)	(1,095)	(2,343)	(2,217)	(8,879)
All prior years	$(9,521)	$(8,073)	$(12,984)	$(16,803)	$(47,381)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the year ended December 31, 2023 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2013 & prior	$(397)	$(236)	$(132)	$(638)	$(1,403)
2014	(192)	(110)	—	(694)	(996)
2015	(127)	(570)	(373)	(897)	(1,967)
2016	(240)	(242)	(450)	(474)	(1,406)
2017	(1,067)	(129)	(625)	(1,782)	(3,603)
2018	129	(681)	(686)	(2,408)	(3,646)
2019	(867)	(1,417)	(2,936)	(1,806)	(7,026)
2020	(2,303)	(707)	(4,592)	(1,981)	(9,583)
2021	(1,233)	(542)	(956)	(3,906)	(6,637)
2022	(3,224)	(1,296)	(2,229)	(2,217)	(8,966)
All prior years	$(9,521)	$(5,930)	$(12,979)	$(16,803)	$(45,233)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the year ended December 31, 2023.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2015	$—	$(15)	$—	$(15)
2016	—	(78)	—	(78)
2017	—	(233)	—	(233)
2018	—	(301)	55	(246)
2019	—	(475)	50	(425)
2020	—	(701)	72	(629)
2021	—	(541)	(68)	(609)
2022	—	201	(114)	87
All prior years	$—	$(2,143)	$(5)	$(2,148)

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of December 31, 2023
Estimated fair value	$1,091,365	$1,052,145	$1,012,316
Estimated increase (decrease) in fair value	$39,220	$—	$(39,829)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2023, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2023, assuming that all of such debt is outstanding for the entire year.

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

SAFETY INSURANCE GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Safety Insurance Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Safety Insurance Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Given the subjectivity associated with assumptions and methodologies used in determining the estimated ultimate cost to settle the liabilities for certain long tail reported and unreported losses due to uncertainties caused by various factors including frequency and severity of claims, as well as future legislative, judicial, and legal uncertainties, performing audit procedures to evaluate whether the ultimate cost of loss and loss adjustment expense reserves were appropriately recorded as of December 31, 2023, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to certain loss and loss adjustment expense reserves included the following, among others:

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

3.

With the assistance of our actuarial specialists, we evaluated the methods and assumptions used by the Company to estimate ultimate losses incurred in determining loss and loss adjustment expense reserves by:

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 28, 2024

We have served as the Company’s auditor since 2021.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,	December 31,
	2023	2022

Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,120,682 and $1,152,779, allowance for expected credit losses of $1,208 and $678)	$1,052,145	$1,050,155
Equity securities, at fair value (cost: $221,809 and $231,444)	238,022	240,155
Other invested assets	133,946	112,850
Total investments	1,424,113	1,403,160
Cash and cash equivalents	38,152	25,300
Accounts receivable, net of allowance for expected credit losses of $1,053 and $1,446	256,687	192,542
Receivable for securities sold	124	877
Accrued investment income	7,261	8,212
Taxes recoverable	623	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	13,129	12,988
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	112,623	93,394
Ceded unearned premiums	32,346	28,453
Deferred policy acquisition costs	91,917	75,582
Deferred income taxes	12,150	21,074
Equity and deposits in pools	35,247	33,648
Operating lease right-of-use-assets	19,756	23,336
Goodwill	17,093	17,093
Intangible assets	7,551	7,856
Other assets	25,232	29,054
Total assets	$2,094,004	$1,972,569

Liabilities
Loss and loss adjustment expense reserves	$603,081	$549,598
Unearned premium reserves	528,150	433,375
Accounts payable and accrued liabilities	64,235	73,875
Payable for securities purchased	1,863	1,359
Payable to reinsurers	15,941	11,444
Taxes payable	—	1,729
Debt	30,000	35,000
Operating lease liabilities	19,756	23,336
Other liabilities	26,711	30,854
Total liabilities	1,289,737	1,160,570

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,949,484 and 17,879,095 shares issued	179	179
Additional paid-in capital	226,380	222,049
Accumulated other comprehensive (loss) income, net of taxes	(53,191)	(80,538)
Retained earnings	781,192	815,309
Treasury stock, at cost: 3,157,577 and 3,083,364 shares	(150,293)	(145,000)
Total shareholders’ equity	804,267	811,999
Total liabilities and shareholders’ equity	$2,094,004	$1,972,569

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021

Net earned premiums	$834,414	$758,505	$774,328
Net investment income	56,377	46,725	44,135
Earnings from partnership investments	5,540	12,484	19,829
Net realized gains on investments	1,327	9,190	14,885
Change in unrealized gains on equity securities	7,502	(44,386)	16,130
Credit loss (expense) benefit	(530)	14	363
Commission income	6,932	566	—
Finance and other service income	19,394	14,461	15,241
Total revenue	930,956	797,559	884,911

Losses and loss adjustment expenses	642,302	491,979	461,727
Underwriting, operating and related expenses	256,580	245,145	258,392
Other expense	6,836	330	—
Interest expense	818	524	522
Total expenses	906,536	737,978	720,641

Income before income taxes	24,420	59,581	164,270
Income tax expense	5,545	13,020	33,560
Net income	$18,875	$46,561	$130,710

Earnings per weighted average common share:
Basic	$1.28	$3.17	$8.85
Diluted	$1.28	$3.15	$8.80

Cash dividends paid per common share	$3.60	$3.60	$3.60

Number of shares used in computing earnings per share:
Basic	14,663,730	14,607,483	14,828,736
Diluted	14,710,131	14,710,611	14,925,726

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$18,875	$46,561	$130,710

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period, net of income tax (benefit) expense of $7,548 , ($26,013), and ($4,569).	28,395	(97,857)	(17,189)
Reclassification adjustment for net realized gains on investments included in net income, net of income tax expense of ($279), ($1,930), and ($3,126).	(1,048)	(7,260)	(11,759)
Other comprehensive income (loss), net of tax:	27,347	(105,117)	(28,948)

Comprehensive income (loss)	$46,222	$(58,556)	$101,762

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	(Loss) Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at January 1, 2021	$178	209,779	53,527	745,029	(123,834)	$884,679
Net income	—	—	—	130,710	—	130,710
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(28,948)	—	—	(28,948)
Restricted share awards issued	—	475	—	—	—	475
Recognition of employee share-based compensation	—	5,816	—	—	—	5,816
Dividends paid and accrued	—	—	—	(53,996)	—	(53,996)
Acquisition of treasury stock	—	—	—	—	(11,563)	(11,563)
Balance at December 31, 2021	178	216,070	24,579	821,743	(135,397)	927,173
Net income	—	—	—	46,561	—	46,561
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(105,117)	—	—	(105,117)
Restricted share awards issued	1	—	—	—	—	1
Recognition of employee share-based compensation	—	5,979	—	—	—	5,979
Dividends paid and accrued	—	—	—	(52,995)	—	(52,995)
Reissuance of treasury stock	—	—	—	—	5,000	5,000
Acquisition of treasury stock	—	—	—	—	(14,603)	(14,603)
Balance at December 31, 2022	179	222,049	(80,538)	815,309	(145,000)	811,999
Net income	—	—	—	18,875	—	18,875
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	27,347	—	—	27,347
Restricted share awards issued	—	—	—	—	—	-
Recognition of employee share-based compensation	—	4,331	—	—	—	4,331
Dividends paid and accrued	—	—	—	(52,992)	—	(52,992)
Acquisition of treasury stock	—	—	—	—	(5,293)	(5,293)
Balance at December 31, 2023	$179	$226,380	$(53,191)	$781,192	$(150,293)	$804,267

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$18,875	$46,561	$130,710
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	(310)	1,693	4,234
Fixed asset depreciation, net	6,949	6,610	6,896
Stock based compensation	4,332	5,980	6,292
Provision for deferred income taxes	1,655	(8,371)	5,323
Net realized gains on investments	(1,327)	(9,190)	(14,885)
Credit loss expense (benefit)	530	(14)	(363)
Earnings from partnership investments	(4,635)	(8,388)	(13,896)
Change in net unrealized gains on equity securities	(7,502)	44,386	(16,130)
Changes in assets and liabilities:
Accounts receivable, net	(64,145)	(21,589)	8,194
Accrued investment income	951	(811)	644
Receivable from reinsurers	(19,370)	2,519	10,842
Ceded unearned premiums	(3,893)	(4,658)	(1,389)
Deferred policy acquisition costs	(16,335)	(2,558)	1,938
Taxes recoverable/payable	(2,405)	3,237	(1,229)
Other assets	(2,128)	(6,477)	(3,346)
Loss and loss adjustment expense reserves	53,483	(21,053)	3,070
Unearned premium reserves	94,775	19,888	(8,414)
Accounts payable and accrued liabilities	(9,341)	(2,680)	(2,876)
Payable to reinsurers	4,497	2,252	956
Other liabilities	(2,542)	(3,011)	24,823
Net cash provided by operating activities	52,114	44,326	141,394

Cash flows from investing activities:
Fixed maturities purchased	(91,674)	(215,092)	(355,561)
Equity securities purchased	(50,849)	(52,192)	(59,296)
Other invested assets purchased	(19,066)	(20,204)	(32,814)
Proceeds from sales and paydowns of fixed maturities	102,143	154,491	213,665
Proceeds from maturities, redemptions, and calls of fixed maturities	19,542	86,406	144,910
Proceed from sales of equity securities	64,691	43,348	26,724
Proceeds from other invested assets redeemed	3,377	2,933	4,608
Acquisition, net of cash received	(2,112)	(17,586)	—
Fixed assets purchased	(1,783)	(2,092)	(8,225)
Net cash provided by (used for) investing activities	24,269	(19,988)	(65,989)

Cash flows from financing activities:
Proceeds from FHLB loan	20,000	5,000	—
Payments on FHLB loan	(25,000)	—	—
Dividends paid to shareholders	(53,291)	(53,038)	(54,008)
Acquisition of treasury stock	(5,240)	(14,603)	(11,563)
Net cash used for financing activities	(63,531)	(62,641)	(65,571)

Net increase (decrease) in cash and cash equivalents	12,852	(38,303)	9,834
Cash and cash equivalents at beginning of year	25,300	63,603	53,769
Cash and cash equivalents at end of period	$38,152	$25,300	$63,603

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$6,072	$19,119	$29,190
Interest	$811	$507	$507

The accompanying notes are an integral part of these financial statements.

In this Form 10-K, Notes to the Consolidated Financial Statements, dollar amounts are presented in thousands, except per share data.

1.	Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Safety Northeast Insurance Company, Safety Northeast Insurance Agency, Inc. (“SNIA”), and Safety Management Corporation (“SMC”), which is SNIA’s holding company. All intercompany commission transactions, including commission income and underwriting, operating and related expenses, have been eliminated. Commission income totaled $963 and $50 for the years ended December 31, 2023 and 2022, respectively.

The Company was incorporated on June 25, 2001 in the State of Delaware. On October 16, 2001, the Company acquired all of the issued and outstanding common stock of Thomas Black Corporation (“TBC”) and its property and casualty subsidiaries. TBC subsequently merged with and into Safety Insurance Group, Inc. with Safety Insurance Group, Inc. being the corporation surviving the merger.

The Company is a leading provider of property and casualty insurance in Massachusetts, New Hampshire and Maine. The Company’s principal product line is private passenger automobile insurance, which accounted for 54.7% of its direct written premiums in 2023. The Company primarily operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, and Safety Northeast Insurance Company (together referred to as the “Insurance Subsidiaries”).

SNIA was established on December 1, 2022, when the Company acquired the assets and operations of Northeast Metrowest Insurance Agency, Inc. (“Northeast / Metrowest”), an independent insurance agency, through its wholly-owned subsidiary, SMC. SNIA provides personal and commercial property and casualty insurance products to customers on behalf of the Insurance Subsidiaries and third-party insurance carriers. The Company conducted business with Northeast / Metrowest prior to its acquisition. During the eleven months prior to December 1, 2022, all commissions paid to Northeast / Metrowest were reflected as expenses and were conducted at standard market rates. Subsequent to the acquisition date, all business conducted with SNIA was considered an intercompany transaction and have been eliminated. As of December 31, 2023, fiduciary assets held by SNIA were immaterial and less than $250.

As part of the purchase of SNIA, the Company paid cash and reissued treasury stock of $5,000.

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

Accounts Receivable

Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2023 and 2022, these allowances were $1,053 and $1,446, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

Amounts that vary with and are primarily related to the successful acquisition of a new or renewal insurance contract, principally commissions, premium taxes and certain other costs, are deferred and amortized ratably over the effective period of the policy. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is not taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $161,630, $146,013 and $146,573 were included in underwriting, operating and other expenses for the years ended 2023, 2022 and 2021, respectively.

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

Goodwill

Goodwill generated through acquisition is carried at cost, net of impairments. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently when indicators of potential impairment exist. Management first evaluates impairment of goodwill by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after performing the qualitative assessment, management determines it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative assessment to determine the fair value of the reporting unit. Management’s determination of the fair value of the reporting unit incorporates multiple inputs into discounted cash flow calculations, including levels of economic capital required to support the business, future business growth, earnings projections, and the weighted average cost of capital used for purposes of discounting. Goodwill is impaired up to the amount that the carrying value of the reporting unit exceeds the fair value. The Company did not recognize any goodwill impairments during the year ended December 31, 2023.

Intangible Assets

Acquired intangible assets are amortized over their useful lives on a straight-line basis over the period of expected benefit, generally 10 years. The Company recognized $816 and $44 of amortization expense for the years ended December 31, 2023 and 2022, respectively, and expects to recognize $816 of amortization expense annually. Intangible assets are assessed for impairment generally when events or circumstances indicate a potential impairment. If it is determined that the carrying amount of the asset is not recoverable, the asset is written down to fair value and an impairment loss is recognized. The Company did not identify any impairment indicators during the year ended December 31, 2023.

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

Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $11,983 and $12,858 at December 31, 2023 and 2022, respectively.

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

Advertising Costs

Advertising costs are charged to expense when they are incurred. Total advertising costs were $2,405, $2,399 and $2,232 for the years ended December 31, 2023, 2022, and 2021, respectively, and are included in underwriting, operating and related expenses.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Years Ended December 31,
	2023	2022	2021
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$18,875	$46,561	$130,710
Allocation for participating shares	(85)	(205)	575
Net income from continuing operations attributed to common shareholders	$18,790	$46,356	$131,285
Earnings per share denominator - basis and diluted
Total weighted average common shares outstanding, including participating shares	14,730,547	14,672,234	14,894,532
Less: weighted average participating shares	(66,817)	(64,751)	(65,796)
Basic earnings per share denominator	14,663,730	14,607,483	14,828,736
Common equivalent shares- non-vested performance stock grants	46,401	103,128	96,990
Diluted earnings per share denominator	14,710,131	14,710,611	14,925,726

Basic earnings per share	$1.28	$3.17	$8.85
Diluted earnings per share	$1.28	$3.15	$8.80

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$1.28	$3.17	$8.85
Dividends declared	(3.60)	(3.60)	(3.60)
Undistributed earnings	$(2.32)	$(0.43)	$5.25

Net income from continuing operations attributable to common shareholders -Diluted	$1.28	$3.15	$8.80
Dividends declared	(3.60)	(3.60)	(3.60)
Undistributed earnings	$(2.32)	$(0.45)	$5.20

Diluted EPS excludes non vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive non-vested performance stock grants for the years ended December 31, 2023, 2022 and 2021.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosures primarily through enhanced disclosures about significant segment expenses. This ASU does not change how a Company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years starting January 1, 2024, and for interim periods starting January 1, 2025, and will be applied on a retrospective basis. The ASU has not yet been adopted and will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but the ASU will require additional disclosures to our annual and interim consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updates the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. This ASU is effective for fiscal years starting January 1, 2025, and will be applied on a prospective basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

	As of December 31, 2023

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,420	$—	$15	$(115)	$2,320
Obligations of states and political subdivisions	38,682	—	262	(2,421)	36,523
Residential mortgage-backed securities (1)	267,271	—	1,945	(21,979)	247,237
Commercial mortgage-backed securities	153,923	—	200	(14,273)	139,850
Other asset-backed securities	64,043	—	217	(2,927)	61,333
Corporate and other securities	594,343	(1,208)	3,785	(32,038)	564,882
Subtotal, fixed maturity securities	1,120,682	(1,208)	6,424	(73,753)	1,052,145
Equity securities (2)	221,809	—	25,707	(9,494)	238,022
Other invested assets (4)	133,946	—	—	—	133,946
Totals	$1,476,437	$(1,208)	$32,131	$(83,247)	$1,424,113

	As of December 31, 2022

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,825	$—	$—	$(156)	$1,669
Obligations of states and political subdivisions	57,319	—	282	(3,532)	54,069
Residential mortgage-backed securities (1)	259,878	—	385	(25,761)	234,502
Commercial mortgage-backed securities	156,303	—	107	(16,479)	139,931
Other asset-backed securities	74,160	—	—	(5,429)	68,731
Corporate and other securities	603,294	(678)	740	(52,103)	551,253
Subtotal, fixed maturity securities	1,152,779	(678)	1,514	(103,460)	1,050,155
Equity securities (2)	231,444	—	31,857	(23,146)	240,155
Other invested assets (4)	112,850	—	—	—	112,850
Totals	$1,497,073	$(678)	$33,371	$(126,606)	$1,403,160
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 861 and 1,195 securities in an unrealized loss position at December 31, 2023 and 2022, respectively.
(4)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties

	As of December 31, 2023
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$31,463	$31,048
Due after one year through five years	338,918	323,755
Due after five years through ten years	241,110	226,452
Due after ten years through twenty years	23,704	22,178
Due after twenty years	250	292
Asset-backed securities	485,237	448,420
Totals	$1,120,682	$1,052,145

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Years Ended December 31,
	2023	2022	2021
Gross realized gains
Fixed maturity securities	$1,025	$1,511	$3,666
Equity securities	8,584	12,367	12,275
Gross realized losses
Fixed maturity securities	(3,577)	(2,987)	(1,036)
Equity securities	(4,705)	(1,701)	(20)
Net realized gains on investments	$1,327	$9,190	$14,885

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

The following tables as of December 31, 2023 and 2022 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,708	$115	$1,708	$115
Obligations of states and political subdivisions	403	17	28,893	2,404	29,296	2,421
Residential mortgage-backed securities	11,248	167	182,794	21,812	194,042	21,979
Commercial mortgage-backed securities	4,067	108	130,493	14,165	134,560	14,273
Other asset-backed securities	5,973	224	46,600	2,703	52,573	2,927
Corporate and other securities	39,453	1,338	369,163	30,700	408,616	32,038
Subtotal, fixed maturity securities	61,144	1,854	759,651	71,899	820,795	73,753
Equity securities	34,272	3,079	45,797	6,415	80,069	9,494
Total temporarily impaired securities	$95,416	$4,933	$805,448	$78,314	$900,864	$83,247

	As of December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,669	$156	$—	$—	$1,669	$156
Obligations of states and political subdivisions	34,178	2,504	3,072	1,028	37,250	3,532
Residential mortgage-backed securities	140,855	12,254	70,956	13,507	211,811	25,761
Commercial mortgage-backed securities	110,073	11,632	24,653	4,847	134,726	16,479
Other asset-backed securities	41,113	2,358	27,618	3,071	68,731	5,429
Corporate and other securities	386,401	28,048	131,046	24,055	517,447	52,103
Subtotal, fixed maturity securities	714,289	56,952	257,345	46,508	971,634	103,460
Equity securities	116,881	21,198	6,209	1,948	123,090	23,146
Total temporarily impaired securities	$831,170	$78,150	$263,554	$48,456	$1,094,724	$126,606

At December 31, 2023, U.S. Government residential mortgage backed securities with a fair value of $53,503 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 10 – Debt. These securities are included in fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

As of December 31, 2023, the Company concluded that $1,208 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses, compared to $678 as of December 31, 2022. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at December 31, 2023 and 2022 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following tables represent a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Year Ended December 31,
	2023	2022
Beginning of period	$678	$691
Credit losses on securities with no previously recorded credit losses	1,395	193
Net increases (decreases) in allowance on previously impaired securities	254	98
Reduction due to sales	(771)	(304)
Writeoffs charged against allowance	(348)	—
Recoveries of amounts previously written off	—	—
Ending balance of period	$1,208	$678

The Company holds no subprime mortgage debt securities. All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Net Investment Income

The components of net investment income were as follows for the periods indicated.

	Years Ended December 31,
	2023	2022	2021
Interest on fixed maturity securities	$46,609	$40,886	$36,160
Dividends on equity securities	7,298	6,746	6,421
Equity in earnings of other invested assets	5,521	2,304	4,895
Interest on other assets	219	61	22
Total Investment Income	59,647	49,997	47,498
Investment expenses	3,270	3,272	3,363
Net investment income	$56,377	$46,725	$44,135

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, for the years ended December 31, 2023 and 2022, and changes in the allowance for expected credit losses for the years ended December 31, 2023 and 2023.

	At and For the		At and For the
	Year Ended December 31, 2023		Year Ended December 31, 2022
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$192,542	$1,446	$170,953	$1,808
Current period change for expected credit losses		2,598		1,339
Writeoffs of uncollectable accounts receivable		(2,991)		(1,701)
Balance, end of period	$256,687	$1,053	$192,542	$1,446

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represents 94% of the total reinsurance recoverable on paid and unpaid losses at December 31, 2023 and 2022, respectively. The remaining 6% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of December 31, 2023 and 2022, all reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at December 31, 2023 or 2022.

5.	Equipment and Leasehold Improvements

The carrying value of equipment and leasehold improvements by classification was as follows for the periods indicated. Equipment and leasehold improvements are included in other assets in the consolidated balance sheets.

	As of December 31,
	2023	2022
Software	$58,896	$58,079
Computer equipment	16,264	15,649
Leasehold improvements	8,264	8,264
Other equipment	3,132	3,132
Furniture and fixtures	4,346	4,346
Total cost	90,902	89,470
Less accumulated depreciation and amortization	79,182	71,342
Equipment and leasehold improvements, net	$11,720	$18,128

Depreciation and amortization expense for the years ended December 31, 2023, 2022, and 2021 was $7,840, $7,876 and $6,896, respectively and is included in underwriting, operating and related expenses.

6.	Employee Benefit Plan

The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the “Retirement Plan”). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan and is allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant’s base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $3,788, $3,382, and $3,433 for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The maximum number of shares of common stock between the Amended 2018 Plan and the 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At December 31, 2023, there were 373,422 shares available for future grant.

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

All of the Company’s restricted stock awards are issued as incentive compensation and are equity classified.

The following table summarizes restricted stock activity under the Amended 2018 Plan assuming a target payout for the performance-based shares.

	Years Ended December 31,
	2023		2022		2021
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	63,413	$83.87	65,171	$84.30	66,550	$85.16
Granted	40,101	80.03	38,864	85.22	39,840	79.27
Vested and unrestricted	(36,352)	83.87	(38,328)	86.02	(40,763)	80.82
Forfeited	(233)	81.62	(2,294)	83.10	(456)	81.17
Outstanding at end of period	66,929	81.58	63,413	83.87	65,171	84.30

	Years Ended December 31,
	2023		2022		2021
	Performance-based	Weighted	Performance-based	Weighted	Performance-based	Weighted
	Shares Under	Average	Shares Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	75,069	$84.46	72,418	$86.53	71,964	$84.94
Granted (1)	30,693	81.81	31,828	86.35	49,460	77.56
Vested and unrestricted	(26,599)	90.50	(26,504)	92.52	(48,666)	75.05
Forfeited	(172)	83.39	(2,673)	83.01	(340)	87.43
Outstanding at end of period	78,991	81.40	75,069	84.46	72,418	86.53

(1) Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives.

As of December 31, 2023, there was $4,404 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.4 years. The total fair value of the shares that were vested and unrestricted during the years ended December 31, 2023, 2022, and 2021 was $5,456, $5,749 and $6,947, respectively. For the years ended December 31, 2023, 2022, and 2021, the Company recorded compensation expense related to awards under the Incentive Plan of $3,422, $4,724, and $4,971, net of income tax benefit of $910, $1,256, and $1,321, respectively.

8.	Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $170,000 to investments in limited partnerships. The Company has contributed $133,330 to these commitments as of December 31, 2023.  As of December 31, 2023, the remaining committed capital that could be called is $42,043, which includes potential recallable capital distributions.

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

9. Leases

The Company has various non-cancelable, long-term operating leases, the largest of which are for office space including the corporate headquarters, agency locations, VIP claims centers and law offices. Other operating leases consist of auto leases and various office equipment. The Company has no finance leases. Our leases have remaining lease terms of one year to five years, some of which also include options to extend the leases for an additional five-year period.

Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense for our office space, law offices and VIP claims centers was $4,294, $3,948 and $3,852 for the years ended December 31, 2023, 2022, and 2021, respectively. All leases expire prior to 2029. The Company expects that in the normal course of business, leases that expire will be renewed.

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$4,115	$4,214	$4,464

Other information related to leases was as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,647	$4,757	$4,979
Weighted average remaining lease term
Operating leases	4.81 Years	5.75 Years	6.65 Years
Weighted average discount rate
Operating leases	2.48%	2.39%	2.34%

Maturities of lease liabilities were as follows:

Operating Leases
2024	$4,598
2025	4,211
2026	3,980
2027	3,973
2028	3,906
Thereafter	—
Total lease payments	20,668
Less imputed interest	(912)
Total	$19,756

10.	Debt

On August 10, 2023, the Company extended its Revolving Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A. (“Citizens Bank”) to a maturity date of August 10, 2028. The Credit Agreement provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000. Loans under the credit facility bear interest at the Company’s option at the higher of Citizens Bank prime rate, the SOFR rate plus 1.25% per annum, or 0.5% above the federal funds rate. Interest only is payable prior to maturity.

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of December 31, 2023, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at December 31, 2023 or 2022. The credit facility commitment fee included in interest expense was computed at a rate of 0.20% and 0.25% per annum on the $30,000 commitment at December 31, 2023 and 2022, respectively.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At December 31, 2023, the Company has the ability to borrow approximately $203,152 using eligible invested assets that would be used as collateral.

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

The Company estimates the fair value of the FHLB-Boston loans by discounting cash flows using the interest rate stated in the loan agreements, which is an observable input. As such, the loans are categorized as Level 2 within the fair value hierarchy. The fair value of the outstanding loans was $30,468 and $35,807 at December 31, 2023 and 2022, respectively. The loans are fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $53,503 and $40,195 at year ended December 31, 2023 and 2022, respectively. The borrowing is outstanding from the FHLB-Boston at year ended December 31, 2023 and 2022.

Interest expense on the FHLB-Boston borrowing was $818 and $524 for the years ended December 31, 2023 and 2022, respectively.

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

The Company is subject to concentration of credit risk with respect to reinsurance ceded. At December 31, 2023, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $116,008 and ceded unearned premiums of $29,890 were associated with CAR. At December 31, 2022, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $99,688 and ceded unearned premiums of $26,377 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company’s participation in CAR resulted in assumed net income of $100, $3,326 and $5,002 for the years ended December 31, 2023, 2022 and 2021, respectively.

CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

The effect of assumed and ceded premiums on net written and earned premiums and losses and LAE incurred is as follows.

	Years Ended December 31,
	2023	2022	2021
Written Premiums
Direct	$991,224	$823,318	$802,139
Assumed	30,850	28,835	31,359
Ceded	(96,779)	(78,418)	(68,972)
Net written premiums	$925,295	$773,735	$764,526

Earned Premiums
Direct	$897,598	$803,289	$811,329
Assumed	29,702	28,976	30,583
Ceded	(92,886)	(73,760)	(67,584)
Net earned premiums	$834,414	$758,505	$774,328

Loss and LAE
Direct	$691,768	$515,535	$473,162
Assumed	23,706	18,627	16,873
Ceded	(73,172)	(42,183)	(28,308)
Net loss and LAE	$642,302	$491,979	$461,727

12.	Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Year Ended December 31,
	2023	2022	2021
Reserves for losses and LAE at beginning of year	$549,598	$570,651	$567,581
Less receivable from reinsurers related to unpaid losses and LAE	(93,394)	(90,667)	(106,311)
Net reserves for losses and LAE at beginning of year	456,204	479,984	461,270
Incurred losses and LAE, related to:
Current year	689,683	549,258	515,400
Prior years	(47,381)	(57,279)	(53,673)
Total incurred losses and LAE	642,302	491,979	461,727
Paid losses and LAE related to:
Current year	409,634	342,971	310,116
Prior years	198,414	172,788	132,897
Total paid losses and LAE	608,048	515,759	443,013
Net reserves for losses and LAE at end of period	490,458	456,204	479,984
Plus receivable from reinsurers related to unpaid losses and LAE	112,623	93,394	90,667
Reserves for losses and LAE at end of period	$603,081	$549,598	$570,651

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $47,381, $57,279, and $53,673, for the years ended December 31, 2023, 2022, and 2021, respectively, and resulted from re-estimations of prior years’ ultimate loss and LAE liabilities. The decrease in prior year reserves during 2023 was primarily composed of reductions of $15,451 in the Company’s retained automobile and

$29,782 in the Company’s retained other than auto and homeowners reserves. The decrease in prior year reserves during 2022 was primarily composed of reductions of $20,241 in the Company’s retained automobile and $32,963 in the Company’s retained other than auto and homeowners reserves. The decrease in prior year reserves during 2021 was primarily composed of reductions of $22,313 in the Company’s retained automobile and $26,220 in the Company’s retained homeowners reserves.

The Company’s private passenger automobile line of business prior year reserves decreased during the years ended December 31, 2023, 2022 and 2021 primarily due to improved retained private passenger results. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

The following is information about incurred and paid claims development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our three largest lines of business. The cumulative number of reported claims include claims closed with payment, claims closed without payment and all open claims. It does not include anticipated IBNR claims. For the Private Passenger Automobile and Commercial Automobile lines of business, claim count is defined on a claimant basis where several claim counts may arise from a single auto accident. For Homeowners and all other lines of business, claim count is defined on an accident basis.

The information about incurred claims and allocated claim adjustment expense, net of reserves and paid ultimate claims development for the years ended December 31, 2014 to 2023 is presented as required supplementary information.

Private Passenger Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2023
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$ 187,305	$ 187,104	$ 186,798	$ 183,119	$ 181,312	$ 179,251	$ 179,267	$ 179,268	$ 179,264	$ 179,096	($ 182)	52,787
2015		190,036	190,236	188,317	184,477	181,299	179,451	179,248	178,951	178,833	(56)	52,980
2016			192,912	192,318	185,009	180,486	177,009	176,600	176,700	176,509	(67)	49,386
2017				185,673	184,429	182,068	177,941	177,320	176,564	175,513	(620)	46,260
2018					176,411	175,222	170,447	168,185	166,046	166,164	(1,578)	43,088
2019						176,171	174,439	170,477	166,940	166,175	(3,255)	40,577
2020							130,335	125,888	120,060	117,985	(4,136)	26,224
2021								146,997	147,391	148,015	(12,330)	30,202
2022									157,921	152,752	(16,766)	30,264
2023										203,726	(580)	32,818
									Total	$ 1,664,768

Private Passenger Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$ 79,049	$ 136,434	$ 156,693	$ 166,815	$ 173,163	$ 176,616	$ 177,360	$ 177,968	$ 178,324	$ 178,486
2015		76,934	138,255	156,483	168,641	173,816	176,652	177,782	178,357	178,643
2016			78,862	137,917	154,964	167,458	171,865	174,410	175,803	176,242
2017				77,519	133,037	153,675	164,467	169,024	172,362	174,207
2018					72,895	126,456	143,656	154,169	159,066	164,000
2019						72,219	127,910	143,570	154,633	161,134
2020							52,962	88,037	102,601	112,143
2021								56,826	111,516	130,556
2022									61,227	118,918
2023										78,289
									Total	$ 1,472,618
					All outstanding liabilities before 2014, net of reinsurance					368
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 192,518

Private Passenger Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2023
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$ 123,421	$ 123,622	$ 122,410	$ 122,327	$ 122,341	$ 122,213	$ 122,188	$ 122,182	$ 122,163	$ 122,143	$ -	135,006
2015		140,219	136,661	134,101	133,737	133,581	133,530	133,523	133,552	133,548	-	144,276
2016			129,528	124,922	122,116	121,717	121,543	121,570	121,615	121,566	(31)	126,091
2017				128,340	126,304	124,128	123,715	123,777	123,779	123,775	(65)	124,026
2018					129,450	130,145	128,426	128,090	128,003	127,991	(28)	119,762
2019						128,698	126,648	124,332	123,858	123,781	(30)	117,040
2020							98,546	97,244	97,644	97,668	(97)	81,870
2021								122,943	122,549	121,619	(598)	89,623
2022									141,041	143,366	(2,995)	94,939
2023										180,863	(24,097)	103,402
									Total	$ 1,296,320

Private Passenger Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$ 130,732	$ 126,414	$ 122,668	$ 122,402	$ 122,350	$ 122,251	$ 122,216	$ 122,189	$ 122,163	$ 122,142
2015		143,532	136,760	134,066	133,701	133,639	133,596	133,575	133,555	133,548
2016			133,530	124,298	122,023	121,795	121,660	121,634	121,618	121,597
2017				132,409	126,822	124,286	123,844	123,839	123,795	123,816
2018					138,036	132,591	128,624	128,154	128,054	128,005
2019						134,429	128,173	124,467	123,974	123,811
2020							102,764	98,819	98,083	97,755
2021								123,636	123,847	122,204
2022									142,004	146,130
2023										171,437
									Total	$ 1,290,445
					All outstanding liabilities before 2014, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 5,875

Commercial Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2023
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$ 34,117	$ 34,105	$ 34,376	$ 33,914	$ 32,948	$ 32,438	$ 32,200	$ 32,052	$ 32,313	$ 32,172	$ 2	6,087
2015		35,371	36,150	36,610	37,730	38,015	38,257	37,995	37,630	37,066	(311)	7,213
2016			37,954	39,416	40,947	40,916	40,679	40,996	40,767	40,487	128	6,457
2017				42,865	41,373	41,055	39,369	39,232	38,185	37,874	426	6,136
2018					41,347	40,115	38,589	37,322	36,014	35,154	465	5,745
2019						51,679	49,163	48,783	46,964	45,363	826	5,687
2020							35,010	31,930	30,869	29,865	1,860	3,470
2021								41,814	39,564	38,634	(185)	4,297
2022									43,496	43,061	494	4,526
2023										46,690	13,750	3,782
									Total	$ 386,366

Commercial Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$ 9,426	$ 17,853	$ 21,968	$ 25,253	$ 27,886	$ 30,420	$ 31,298	$ 31,451	$ 32,085	$ 32,109
2015		11,181	21,700	26,018	29,804	31,537	33,416	34,976	35,302	36,483
2016			9,991	19,902	25,711	32,274	36,237	38,275	39,233	40,248
2017				10,407	20,106	24,409	28,721	31,389	33,569	34,960
2018					9,704	18,499	23,544	26,774	29,336	32,996
2019						12,113	22,480	28,373	36,048	39,233
2020							7,025	13,166	16,268	19,635
2021								7,883	17,925	25,647
2022									10,941	22,702
2023										9,615
									Total	$ 293,628
					All outstanding liabilities before 2014, net of reinsurance					6
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 92,744

Commercial Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2023
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$ 17,426	$ 16,925	$ 15,455	$ 15,419	$ 15,353	$ 15,381	$ 15,373	$ 15,376	$ 15,376	$ 15,375	$ -	13,545
2015		20,223	19,047	19,021	18,974	18,641	18,535	18,525	18,523	18,521	-	15,468
2016			20,216	18,506	17,909	17,808	17,725	17,713	17,721	17,721	1	13,593
2017				19,691	19,200	19,021	18,834	18,780	18,774	18,760	2	13,113
2018					21,230	19,937	19,270	19,210	19,196	19,149	2	12,908
2019						20,039	19,652	18,956	18,685	18,672	0	12,757
2020							16,507	16,334	16,606	16,434	94	9,623
2021								20,156	21,524	21,810	273	11,515
2022									27,459	28,007	168	12,779
2023										29,564	178	11,410
									Total	$ 204,013

Commercial Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$ 15,377	$ 15,862	$ 15,424	$ 15,388	$ 15,381	$ 15,376	$ 15,373	$ 15,376	$ 15,376	$ 15,375
2015		17,787	18,910	18,667	18,549	18,541	18,530	18,525	18,523	18,521
2016			17,228	18,143	17,763	17,712	17,709	17,712	17,721	17,720
2017				17,957	19,336	18,915	18,787	18,786	18,772	18,758
2018					18,842	19,842	19,236	19,208	19,194	19,147
2019						18,128	19,161	18,752	18,681	18,672
2020							15,550	16,596	16,407	16,340
2021								18,610	21,620	21,533
2022									24,380	27,806
2023										25,889
									Total	$ 199,761
					All outstanding liabilities before 2014, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 4,252

Homeowners Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2023
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$ 11,494	$ 11,494	$ 9,738	$ 7,388	$ 7,120	$ 6,984	$ 6,984	$ 6,818	$ 6,620	$ 6,620	$ -	261
2015		12,965	12,555	9,908	9,201	9,201	9,201	8,172	7,582	7,333	-	288
2016			10,594	10,594	10,594	9,847	9,491	9,491	8,873	8,572	-	277
2017				11,276	10,058	9,328	8,585	7,819	7,053	6,689	-	269
2018					9,951	9,951	9,951	9,768	8,616	8,245	38	256
2019						14,130	13,848	11,949	11,371	9,175	197	265
2020							14,664	13,708	11,025	9,686	534	224
2021								12,797	12,797	12,797	(1,621)	215
2022									12,973	11,770	2,649	205
2023										12,891	5,944	134
									Total	$ 93,778

Homeowners Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$ 340	$ 1,834	$ 3,212	$ 4,200	$ 4,828	$ 6,315	$ 6,368	$ 6,419	$ 6,419	$ 6,419
2015		428	3,319	4,267	5,205	6,445	7,022	7,215	7,302	7,302
2016			647	2,669	4,257	5,387	6,300	7,128	7,628	8,166
2017				305	1,676	2,913	3,593	4,217	4,765	4,902
2018					551	2,039	3,972	4,597	5,664	6,958
2019						1,634	3,343	5,183	6,038	7,218
2020							220	3,254	3,845	6,870
2021								218	3,388	6,573
2022									451	2,597
2023										287
									Total	$ 57,292
					All outstanding liabilities before 2014, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 36,486

Homeowners Property Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2023
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$ 59,160	$ 60,213	$ 59,751	$ 57,331	$ 55,127	$ 54,607	$ 54,602	$ 54,560	$ 54,556	$ 54,557	$ 251	6,077
2015		152,586	152,049	162,377	162,788	162,722	162,354	162,244	162,244	162,125	320	20,076
2016			67,116	66,442	64,208	61,262	60,019	59,898	59,857	59,709	253	5,421
2017				80,736	76,560	70,689	68,737	67,530	67,388	67,130	160	6,011
2018					83,443	82,581	77,970	74,989	73,996	73,730	247	8,239
2019						77,976	73,697	68,769	65,624	64,950	391	5,453
2020							80,093	76,638	72,622	69,503	582	6,113
2021								75,696	75,011	74,140	(704)	6,353
2022									72,524	71,467	(10,843)	5,032
2023										113,941	(937)	6,274
									Total	$ 811,252

Homeowners Property Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$ 40,409	$ 52,161	$ 54,088	$ 54,224	$ 54,262	$ 54,274	$ 54,306	$ 54,305	$ 54,306	$ 54,306
2015		112,563	145,337	160,572	161,745	161,773	161,850	161,783	161,781	161,805
2016			44,103	57,238	59,155	59,449	59,403	59,428	59,493	59,456
2017				46,366	64,401	66,181	66,892	66,765	66,826	66,865
2018					57,704	70,959	72,078	73,119	73,307	73,334
2019						49,121	61,905	63,536	64,427	64,412
2020							50,304	65,927	68,706	68,495
2021								51,390	67,998	70,118
2022									48,906	66,990
2023										68,479
									Total	$ 754,260
					All outstanding liabilities before 2014, net of reinsurance					1,155
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 58,147

The following is unaudited supplementary information about average historical claims duration as of December 31, 2023.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)

Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Automobile Liability	42.5%	33.5%	10.9%	6.6%	3.1%	2.0%	0.7%	0.3%	0.2%	0.1%
Private Passenger Automobile Physical Damage	104.3%	(3.3)%	(2.2)%	(0.3)%	(0.1)%	0.0%	0.0%	0.0%	0.0%	0.0%
Commercial Automobile Liability	48.8%	19.3%	8.5%	8.3%	5.0%	4.5%	2.2%	0.9%	1.8%	0.0%
Commercial Automobile Physical Damage	93.0%	7.7%	(1.9)%	(0.4)%	0.0%	(0.1)%	0.0%	0.0%	0.0%	0.0%
Homeowners Liability	5.4%	23.9%	18.4%	14.6%	12.1%	12.6%	3.0%	3.0%	0.0%	0.0%
Homeowners Property Damage	70.2%	21.8%	4.6%	0.7%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid claims and Claim Adjustment Expenses

December 31, 2023
Net outstanding liabilities
Private Passenger Automobile Liability	$192,518
Private Passenger Automobile Physical Damage	5,875
Commercial Automobile Liability	92,744
Commercial Automobile Physical Damage	4,252
Homeowners Liability	36,486
Homeowners Property Damage	58,147
Other Short-Duration Insurance Lines	70,954
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$460,976

Reinsurance recoverable on unpaid claims
Private Passenger Automobile Liability	$1,383
Private Passenger Automobile Physical Damage	-
Commercial Automobile Liability	102,194
Commercial Automobile Physical Damage	4,334
Homeowners Liability	-
Homeowners Property Damage	2,191
Other Short-Duration Insurance Lines	2,521
Total reinsurance recoverable on unpaid claims	$112,623

Unallocated claims adjustment expenses	29,482

Total gross liability for unpaid claims and claim adjustment expenses	$603,081

Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities

13.	Income Taxes

A summary of the income tax expense in the consolidated statements of operations is shown below.

	Years Ended December 31,
	2023	2022	2021
Current Income Taxes:
Federal	$3,614	$21,317	$28,222
State	276	74	15
	3,890	21,391	28,237
Deferred Income Taxes:
Federal	1,655	(8,371)	5,323
State	—	—	—
	1,655	(8,371)	5,323
Total income tax expense	$5,545	$13,020	$33,560

The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows for the periods indicated.

	Years Ended December 31,
	2023	2022	2021
Federal income tax expense at statutory rate	$5,128	$12,512	$34,496
Investment income, net	(364)	(559)	(1,060)
State taxes, net	218	58	11
Nondeductible expenses	400	468	613
Tax related to share-based stock compensation	213	222	(101)
Other, net	(50)	319	(399)
Total income tax expense	$5,545	$13,020	$33,560

The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company’s consolidated federal tax return group. Its components were as shown in the following table for the periods indicated.

	Years Ended December 31,
	2023	2022
Deferred tax assets:
Discounting of loss reserves	$5,122	$4,790
Discounting of unearned premium reserve	21,327	17,546
Net unrealized losses on investments	9,648	16,917
Bad debt allowance	239	329
Employee benefits	4,357	4,506
Rent incentive	570	684
Other	60	—
Total deferred tax assets before valuation allowance	41,323	44,772
Valuation allowance for deferred tax assets	—	—
Total deferred tax assets	41,323	44,772
Deferred tax liabilities:
Deferred acquisition costs	(19,303)	(15,872)
Investments	(5,926)	(2,662)
Loss reserve transition adjustment	(554)	(831)
Software development costs	(2,175)	(2,913)
Premium acquisition expenses	(432)	(461)
Depreciation	(783)	(959)
Total deferred tax liabilities	(29,173)	(23,698)
Net deferred tax assets (liability)	$12,150	$21,074

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service.  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the years ended December 31, 2023 and 2022 there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

The Company records interest and penalties associated with audits as a component of income before income taxes. Penalties are recorded in underwriting, operating and other expenses, and interest expense is recorded in interest expenses in the consolidated statements of operations. The Company had no interest and penalties related to income taxes accrued as of December 31, 2023 and 2022.

In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. All tax years prior to 2020 are closed.

14.	Share Repurchase Program

On August 3, 2007, the Board approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares. The Board had cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

No share purchases were made by the Company during the three months ended December 31, 2023 and 2022. The Company purchased 74,213 shares at a cost of $5,240 during the year ended December 31, 2023 and purchased 170,904 shares at a cost of $14,603 during the year ended December 31, 2022. Included in the cost of treasury stock acquired during 2023 is the one percent excise tax imposed as part of the Inflation Reduction Act, which became effective January 1, 2023. As of December 31, 2023 and 2022, the Company had purchased 3,215,690 and 3,141,477 shares at cost of $155,240 and $150,000, respectively.

15.	Statutory Net Income and Surplus

Statutory Accounting Practices

The Company’s insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division, but allowed by the Division. Statutory net loss was $4,022 for the year ended December 31, 2023. Statutory net income was $66,197, and $97,169 for the years ended December 31, 2022, and 2021, respectively. Statutory capital and surplus of the Company’s insurance subsidiaries was $744,904 and $782,200 at December 31, 2023 and 2022, respectively.

Dividends

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the “Commissioner”). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve- month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2023, the statutory capital and surplus of Safety Insurance was $744,904 and its net loss for 2023 was $4,022. As a result, a maximum of $74,490 is available in 2024 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2023, Safety Insurance recorded dividends of $56,329. As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $670,414 at December 31, 2023.

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk-based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls. As of December 31, 2023, the Insurance Subsidiaries had total adjusted capital of $744,904, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level. Minimum statutory capital and surplus, or company action level risk-based capital, was $231,882 at December 31, 2023.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2023. There were no significant changes to the valuation process during the year ended December 31, 2023. As of December 31, 2023 and 2022, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At December 31, 2023 and 2022, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,052,145 and $1,050,155, respectively. At December 31, 2023 and 2022 the Company held no short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of December 31, 2023
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,320	$—	$2,320	$—
Obligations of states and political subdivisions	36,523	—	36,523	—
Residential mortgage-backed securities	247,237	—	247,237	—
Commercial mortgage-backed securities	139,850	—	139,850	—
Other asset-backed securities	61,333	—	61,333	—
Corporate and other securities	564,882	—	564,882	—
Equity securities	204,849	202,763	—	2,086
Total investment securities	$1,256,994	$202,763	$1,052,145	$2,086

	As of December 31, 2022
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,669	$—	$1,669	$—
Obligations of states and political subdivisions	54,069	—	54,069	—
Residential mortgage-backed securities	234,502	—	234,502	—
Commercial mortgage-backed securities	139,931	—	139,931	—
Other asset-backed securities	68,731	—	68,731	—
Corporate and other securities	551,253	—	551,253	—
Equity securities	199,705	197,450	—	2,255
Total investment securities	$1,249,860	$197,450	$1,050,155	$2,255

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2023 or 2022.

The following tables summarize the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$2,255	$1,698	$1,698
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	—	—	—
Purchases	1,351	557	—
Sales	(1,520)	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at end of period	$2,086	$2,255	$1,698

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during 2023, 2022 and 2021. The Company held one Level 3 security at December 31, 2023.

As of December 31, 2023 and 2022, there were approximately $33,173 and $40,450 in a REIT and is included in equity securities in the consolidated balance sheets. The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its audited financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2023, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 and 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The Company had no information required to be disclosed on a Form 8-K during the fourth fiscal quarter of 2023 that has not already been reported.

During the three months ended December 31, 2023, none of the officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) or directors of the Company adopted, terminated or modified any contract, instruction or written plan for the purchase and sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2024 on a Form 8-K.

●	On February 27, 2024, the Compensation Committee of the Board approved executive long-term incentive awards to certain members of senior management pursuant to the Amended 2018 Plan. The long-term incentive awards were granted in a total amount of $3,000 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on February 27, 2024. Of the total award, 45% vests in three annual installments of 30% on February 27, 2025, 30% on February 27, 2026, and 40% on February 27, 2028 and were allocated to the Company's Named Executive Officers as follows: George M. Murphy, $495 worth of restricted stock; Christopher T. Whitford, $180 worth of restricted stock; Stephen A. Varga, $191 worth of restricted stock; and Paul J. Narciso, $169 worth of restricted stock. Of the total award, 55% vests over a three-year performance period commencing on January 1, 2024 and ending on December 31, 2026. Vesting of these shares is dependent upon the attainment of pre-established performance objectives and were allocated to the Named Executive Officers as follows: George M. Murphy $605 worth of restricted stock; Christopher T. Whitford, $220 worth of restricted stock; Stephen A. Varga, $234 worth of restricted stock; and Paul J. Narciso, $206 worth of restricted stock.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2023 are contained herein as listed in the Index to Consolidated Financial Statements.

2. Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules.

3. Exhibits: The exhibits are contained herein as listed in the Index to Exhibits.

SAFETY INSURANCE GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedules		Page

I	Summary of Investments – Other than Investments in Related Parties as of December 31, 2023	103

II	Condensed Financial Information of the Registrant at December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021	104

III	Supplementary Insurance Information at December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021	106

IV	Reinsurance for the years ended December 31, 2023, 2022 and 2021	107

V	Valuation and Qualifying Accounts at December 31, 2023, 2022 and 2021 and for the years ended December 31, 2023, 2022 and 2021	108

VI	Supplemental Information Concerning Property and Casualty Insurance Operations at December 31, 2023, 2022 and 2021 and for the years ended December 31, 2023, 2022 and 2021	109

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2023

(Dollars in thousands)

			Amount at
			which shown
	Cost or	Estimated	in the Balance
	Amortized Cost	Fair Value	Sheet
Fixed maturities:
U.S. government and government agencies and authorities	$269,691	$249,557	$249,557
Obligations of states and political subdivisions	38,682	36,523	36,523
Corporate and other securities	812,309	766,065	766,065
Total fixed maturities	1,120,682	1,052,145	1,052,145
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	221,809	238,022	238,022
Total equity securities	221,809	238,022	238,022
Other invested assets (1)	133,946	133,946	133,946
Total investments	$1,476,437	$1,424,113	$1,424,113

(1)	Other invested assets are accounted for under the equity method which approximates fair value.

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2023	2022
Assets
Investments in consolidated affiliates	$806,029	$813,916
Other	—	9
Total assets	$806,029	$813,925
Liabilities
Accounts payable and other liabilities	$1,762	$1,926
Total liabilities	1,762	1,926
Shareholders’ equity	804,267	811,999
Total liabilities and shareholders’ equity	$806,029	$813,925

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Operations and Comprehensive Income (Loss)

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Revenues	$—	$—	$—
Expenses	2,110	3,255	1,755
Net loss	(2,110)	(3,255)	(1,755)
Earnings from consolidated subsidiaries	20,985	49,816	132,465
Net income	18,875	46,561	130,710
Other comprehensive income (loss), net of tax	27,347	(105,117)	(28,948)
Comprehensive income (loss)	$46,222	$(58,556)	$101,762

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$18,875	$46,561	$130,710
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from consolidated subsidiaries	(20,985)	(49,816)	(132,465)
Dividends received from consolidated subsidiaries(1)	56,329	94,260	49,488
Amortization of restricted stock expense	4,467	6,022	6,304
Changes in assets and liabilities:
Intercompany receivable / payable	197	(11,376)	11,821
Other assets	9	15	15
Accounts payable and accrued liabilities	(361)	(75)	(302)
Net cash provided by operating activities	58,531	85,591	65,571

Contributed capital	—	(17,950)	—
Net cash provided by investing activities	—	(17,950)	—

Dividends paid	(53,291)	(53,038)	(54,008)
Acquisition of treasury stock	(5,240)	(14,603)	(11,563)
Net cash used for financing activities	(58,531)	(67,641)	(65,571)

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

(1)	No portion of the dividends received from operating subsidiaries during 2023, 2022 or 2021 represent returns of capital and therefore no portion is presented as an investing activity.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Future Policy
	Deferred	Benefits,
	Policy	Losses,			Net
	Acquisition	Claims and Loss	Unearned	Earned	Investment
Segment	Costs	Expenses	Premiums	Premiums	Income
Property and Casualty Insurance
2023	$91,917	$603,081	$528,150	$834,414	$56,377
2022	75,582	549,598	433,375	758,505	46,725
2021	73,024	570,651	413,487	774,328	44,135

	Years Ended December 31,
			Benefits,	Amortization of
			Claims,	Deferred
		Net	Losses, and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written
Property and Casualty Insurance
2023	$834,414	$56,377	$642,302	$161,630	$94,950	$925,295
2022	758,505	46,725	491,979	146,013	99,132	773,735
2021	774,328	44,135	461,727	146,573	111,819	764,526

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

					Percent of
					Amount
Property and Casualty	Gross	Ceded to Other	Assumed from	Net	Assumed
Insurance Earned Premiums	Amount	Companies	Other Companies	Amount	to Net
Years ended December 31,
2023	$897,598	$92,886	$29,702	$834,414	3.6%
2022	803,289	73,760	28,976	758,505	3.8%
2021	811,329	67,584	30,583	774,328	3.9%

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
Allowance for doubtful accounts Years Ended December 31,
2023	$1,446	$2,598	$—	$2,991	$1,053
2022	1,808	1,339	—	1,701	1,446
2021	1,754	2,339	—	2,285	1,808

(1) Deductions represent write-offs of accounts determined to be uncollectible.

Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Reserves for
	Deferred	Unpaid Claims
	Policy	and Claims			Net
	Acquisition	Adjustment	Unearned	Earned	Investment
Affiliation With Registrant	Costs	Expenses	Premiums	Premiums	Income
Consolidated Property & Casualty Subsidiaries
2023	$91,917	$603,081	$528,150	$834,414	$56,377
2022	75,582	549,598	433,375	758,505	46,725
2021	73,024	570,651	413,487	774,328	44,135

	Years Ended December 31,
	Claims and Claims		Amortization
	Adjustment Expenses		of Deferred	Paid Claims
	Incurred Related to		Policy	and Claims
	Current	Prior	Acquisition	Adjustment	Premiums
Affiliation With Registrant	Year	Year	Costs	Expenses	Written
Consolidated Property & Casualty Subsidiaries
2023	$689,683	$(47,381)	$161,630	$608,048	$925,295
2022	549,258	(57,279)	146,013	515,759	773,735
2021	515,400	(53,673)	146,573	443,013	764,526

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(20)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(20)
4	Form of Stock Certificate for the Common Stock (1)
4.1	Description of Safety Insurance Group, Inc. Capital Stock (19)
10.1

Lease Agreement between Thomas Black Corporation and Aman, Inc. for the lease of office space located on the 1st through 6th, 11th and 12th floors of 20 Custom House Street, Boston, Massachusetts, dated June 11, 2087, and as amended on October 11, 2088, September 14, 2089, September 20, 2090, February 23, 2094, December 20, 2096, June 24, 2002, July 26, 2004 and April 5, 2007, November 7, 2017 (2) (14)

10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001(1)
10.3	2001 Restricted Stock Plan (1)(3)
10.4	Executive Incentive Compensation Plan (1)(3)
10.5	2002 Management Omnibus Incentive Plan, as Amended (5)
10.6	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(3)(4)(7)
10.7	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(3)(4)(7)
10.8	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(3)(4)(7)
10.9	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.10	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.11	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.12	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.13	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.14	Annual Performance Incentive Plan(3)(5)
10.15	Amendment to Annual Performance Incentive Plan(3)(6)
10.16	Amendment to Management Omnibus Incentive Plan dated December 31, 2008(3)(6)
10.17	Amendment to Management Omnibus Incentive Plan dated August 4, 2010 (3)(8)
10.18	Amendment to Management Omnibus Incentive Plan, as Amended dated March 11, 2013(3)(9)
10.20	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, as Amended(3)(9)
10.20	Amended and Restated Revolving Credit Agreement with RBS Citizens(10)

10.21	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3) (11)
10.22	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3) (12)
10.23	Form of Restricted Stock Notice and Agreement under the 2002 Management Omnibus Plan, As Amended(3) (12)
10.24	Employment Agreement by and between Safety Insurance Group, Inc. and John Drago as of April 1, 2016(3)(13)
10.25	Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy as of April 1, 2016(3)(13)
10.26	Employment Agreement by and between Safety Insurance Group, Inc. and individual executive member as of January 1, 2021. (3) (17)
10.27	2018 Long-Term Incentive Plan (15)
10.28	Employment Agreement by and between Safety Insurance Group, Inc. and Christopher T. Whitford as of March 2, 2020. (3) (16)
10.29	Employment Agreement by and between Safety Insurance Group, Inc. and Glenn R. Hiltpold as of March 1, 2021. (3) (17)
21	Subsidiaries of Safety Insurance Group, Inc. (20)
23	Consent of Deloitte & Touche LLP (20)
24	Power of Attorney (contained on the signature page herein)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (20)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(20)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)
97.1	Safety Insurance Group, Inc. Policy Regarding Recovery of Erroneously Awarded Incentive Compensation.
101.INS	Inline XBRL Instance Document (20)
101.SCH	Inline XBRL Taxonomy Extension Schema (20)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (20)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (20)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (20)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (20)
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101) (20)

(1)

Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-87056) filed April 26, 2002, and as amended on Form S-8 (Reg. No. 333-110676) filed on November 21, 2003, as amended on Form S-8 (Reg. No. 333-140423) filed on February 2, 2007, as amended on Form S-8 (Reg. No. 333-226690) filed on August 8, 2018, and as amended on Form S-8 (Reg. No. 333-269314) filed on January 20, 2023.

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

(3)	Denotes management contract or compensation plan or arrangement.
(4)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
(5)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.
(6)	Incorporated herein by reference to the Registrant’s Form 8-K filed on December 31, 2008.
(7)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2008, as filed on November 7, 2008.
(8)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on March 14, 2011.
(9)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2012 filed on March 18, 2013
(10)	Incorporated herein by reference to the Registrant’s Form 8-K filed on August 27, 2013.
(11)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2013, as filed on August 9, 2013.
(12)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2014 filed on March 2, 2015
(13)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016.
(14)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2017, as filed on February 28, 2018.
(15)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on April 11, 2018.
(16)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2020, as filed on February 28, 2020.
(17)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2020, as filed on February 26, 2021.
(18)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2021, as filed on February 28, 2022.
(19)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2022, as filed on February 28, 2023.

(20)Included herein.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ George M. Murphy	President, Chief Executive Officer	February 28, 2024
George M. Murphy

/s/ Christopher T. Whitford	Vice President, Chief Financial Officer,	February 28, 2024
Christoper T. Whitford	Secretary, and Principal Accounting Officer

/s/ Charles J. Brophy III	Director	February 28, 2024
Charles J. Brophy III

/s/ John D. Farina	Director	February 28, 2024
John D. Farina

/s/ Deborah E. Gray	Director	February 28, 2024
Deborah E. Gray

/s/ Dennis J. Langwell	Director	February 28, 2024
Dennis J. Langdell

/s/ Peter J. Manning	Director	February 28, 2024
Peter J. Manning

/s/ Thalia M. Meehan	Lead Independent Director	February 28, 2024
Thalia M. Meehan

/s/ Mary C. Moran	Director	February 28, 2024
Mary C. Moran