Form 10-Q
period 2024-03-31
SAFETY INSURANCE GROUP INC
filed 2024-05-09
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024 there were 14,836,565 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,119,116 and $1,120,682, allowance for expected credit losses of $1,349 and $1,208)	$1,043,556	$1,052,145
Equity securities, at fair value (cost: $192,721 and $221,809)	216,598	238,022
Other invested assets	138,270	133,946
Total investments	1,398,424	1,424,113
Cash and cash equivalents	30,801	38,152
Accounts receivable, net of allowance for expected credit losses of $824 and $1,053	269,491	256,687
Receivable for securities sold	322	124
Accrued investment income	8,012	7,261
Taxes recoverable	—	623
Receivable from reinsurers related to paid loss and loss adjustment expenses	15,359	13,129
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	121,504	112,623
Ceded unearned premiums	34,029	32,346
Deferred policy acquisition costs	93,711	91,917
Deferred income taxes	14,667	12,150
Equity and deposits in pools	36,410	35,247
Operating lease right-of-use-assets	19,078	19,756
Goodwill	17,093	17,093
Intangible assets	7,340	7,551
Other assets	27,198	25,232
Total assets	$2,093,439	$2,094,004

Liabilities
Loss and loss adjustment expense reserves	$603,796	$603,081
Unearned premium reserves	544,075	528,150
Accounts payable and accrued liabilities	60,615	64,235
Payable for securities purchased	6,434	1,863
Payable to reinsurers	12,496	15,941
Taxes payable	780	—
Short-term debt	30,000	—
Long-term debt	—	30,000
Operating lease liabilities	19,078	19,756
Other liabilities	9,094	26,711
Total liabilities	1,286,368	1,289,737

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,994,242 and 17,949,484 shares issued	180	179
Additional paid-in capital	227,820	226,380
Accumulated other comprehensive loss, net of taxes	(58,626)	(53,191)
Retained earnings	787,990	781,192
Treasury stock, at cost: 3,157,577 and 3,157,577 shares	(150,293)	(150,293)
Total shareholders’ equity	807,071	804,267
Total liabilities and shareholders’ equity	$2,093,439	$2,094,004

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023

Net earned premiums	$236,053	$191,735
Net investment income	15,231	13,654
Earnings from partnership investments	1,772	2,166
Net realized gains on investments	492	733
Change in net unrealized gains on equity securities	7,665	770
Credit loss expense	(142)	(922)
Commission income	1,808	1,483
Finance and other service income	5,354	4,140
Total revenue	268,233	213,759

Losses and loss adjustment expenses	168,399	167,153
Underwriting, operating and related expenses	72,267	60,033
Other expense	1,837	1,670
Interest expense	123	210
Total expenses	242,626	229,066

Income (loss) before income taxes	25,607	(15,307)
Income tax expense (benefit)	5,529	(2,970)
Net income (loss)	$20,078	$(12,337)

Earnings (loss) per weighted average common share:
Basic	$1.36	$(0.84)
Diluted	$1.36	$(0.84)

Cash dividends paid per common share	$0.90	$0.90

Number of shares used in computing earnings per share:
Basic	14,667,107	14,682,507
Diluted	14,696,590	14,761,861

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$20,078	$(12,337)

Other comprehensive loss, net of tax:
Unrealized holding (losses) gains during the period, net of income tax benefit of ($1,341) and $4,209.	(5,046)	15,834
Reclassification adjustment for net realized gains on investments included in net income, net of income tax benefit of ($103) and ($154).	(389)	(579)
Other comprehensive income (loss), net of tax:	(5,435)	15,255

Comprehensive income	$14,643	$2,918

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2022	$179	$222,049	$(80,538)	$815,309	$(145,000)	$811,999
Net loss, January 1 to March 31, 2023	—	—	—	(12,337)	—	(12,337)
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	15,255	—	—	15,255
Restricted share awards issued	—	522	—	—	—	522
Recognition of employee share-based compensation, net of deferred federal income taxes	—	733	—	—	—	733
Dividends paid and accrued	—	—	—	(13,247)	—	(13,247)
Balance at March 31, 2023	$179	$223,304	$(65,283)	$789,725	$(145,000)	$802,925

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (Loss),	Retained	Treasury	Shareholders’
		Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2023	$179	$226,380	$(53,191)	$781,192	$(150,293)	$804,267
Net income, January 1 to March 31, 2024	—	—	—	20,078	—	20,078
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	(5,435)	—	—	(5,435)
Restricted share awards issued	—	599	—	—	—	599
Recognition of employee share-based compensation, net of deferred federal income taxes	1	841	—	—	—	842
Dividends paid and accrued	—	—	—	(13,280)	—	(13,280)
Balance at March 31, 2024	$180	$227,820	$(58,626)	$787,990	$(150,293)	$807,071

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$20,078	$(12,337)
Adjustments to reconcile net income to net cash used for operating activities:
Investment amortization, net	(41)	(69)
Fixed asset depreciation, net	2,260	1,686
Stock based compensation	1,440	1,255
Credit for deferred income taxes	(1,072)	(697)
Net realized gains on investments	(492)	(733)
Credit loss expense	142	922
Earnings from partnership investments	(226)	(2,166)
Change in net unrealized gains on equity securities	(7,665)	(770)
Changes in assets and liabilities:
Accounts receivable, net	(12,804)	(13,018)
Accrued investment income	(751)	496
Receivable from reinsurers	(11,111)	(542)
Ceded unearned premiums	(1,683)	(465)
Deferred policy acquisition costs	(1,794)	(1,337)
Taxes recoverable/payable	1,403	(6,564)
Other assets	(2,112)	434
Loss and loss adjustment expense reserves	715	20,541
Unearned premium reserves	15,925	11,615
Accounts payable and accrued liabilities	(3,285)	(20,123)
Payable to reinsurers	(3,445)	(1,549)
Other liabilities	(16,617)	10,529
Net cash used for operating activities	(21,135)	(12,892)

Cash flows from investing activities:
Fixed maturities purchased	(30,825)	(22,528)
Short term investments purchased	—	(79)
Equity securities purchased	(13,720)	(12,282)
Other invested assets purchased	(5,654)	(8,482)
Proceeds from sales and paydowns of fixed maturities	25,500	36,818
Proceeds from maturities, redemptions, and calls of fixed maturities	11,147	3,132
Proceed from sales of equity securities	43,435	8,310
Proceeds from other invested assets redeemed	1,583	2,301
Acquisition, net of cash received	(1,000)	—
Fixed assets purchased	(3,067)	(535)
Net cash provided by investing activities	27,399	6,655

Cash flows from financing activities:
Proceeds from FHLB loan	—	10,000
Dividends paid to shareholders	(13,615)	(13,747)
Net cash used for financing activities	(13,615)	(3,747)

Net increase (decrease) in cash and cash equivalents	(7,351)	(9,984)
Cash and cash equivalents at beginning of year	38,152	25,300
Cash and cash equivalents at end of period	$30,801	$15,316

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

The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Safety Northeast Insurance Company, Safety Northeast Insurance Agency, Inc. (“SNIA”), and Safety Management Corporation (“SMC”), which is SNIA’s holding company. All intercompany transactions, including commission income and other expense, have been eliminated. Eliminated commission income totaled $239 and $180 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, fiduciary assets held by SNIA were immaterial and less than $200.

The financial information for the three months ended March 31, 2024 and 2023 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2023 is derived from the audited consolidated financial statements included in the Company's 2023 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2024.

These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited consolidated financial statements included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 28, 2024.

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

2. Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updated reportable segment disclosures primarily through enhanced disclosures about significant segment expenses. This ASU does not change how a Company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years starting January 1, 2024, and for interim periods starting January 1, 2025, and will be applied on a retrospective basis. The ASU will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but the ASU will require additional disclosures to our 2024 annual and 2025 interim consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updated the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. This ASU is effective for fiscal years starting January 1, 2025, and will be applied on a prospective basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3. Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common shares including non-vested performance stock grants.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2024	2023
Earnings attributable to common shareholders - basic and diluted:
Net income (loss) from continuing operations	$20,078	$(12,337)
Allocation of income for participating shares	(88)	—
Net income (loss) from continuing operations attributed to common shareholders	$19,990	$(12,337)
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,731,713	14,748,357
Less: weighted average participating shares	(64,606)	(65,850)
Basic earnings per share denominator	14,667,107	14,682,507
Common equivalent shares- non-vested performance stock grants	29,483	79,354
Diluted earnings per share denominator	14,696,590	14,761,861

Basic earnings per share	$1.36	$(0.84)
Diluted earnings per share	$1.36	$(0.84)

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income (loss) from continuing operations attributable to common shareholders -Basic	$1.36	$(0.84)
Dividends declared	(0.90)	(0.90)
Undistributed earnings	$0.46	$(1.74)

Net income from continuing operations attributable to common shareholders -Diluted	$1.36	$(0.84)
Dividends declared	(0.90)	(0.90)
Undistributed earnings	$0.46	$(1.74)

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. As a result of the net loss for the three months ended March 31, 2023, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of weighted average participating shares and common equivalent shares-non-vested performance stock grants would have been antidilutive to the (loss) earnings per share calculation. There were no anti-dilutive shares related to non-vested performance stock grants for the three months ended March 31, 2024 and 2023, respectively.

4.  Share-Based Compensation

2018 Long Term Incentive Plan

On March 24, 2022, the Company’s Board of Directors adopted the Amended and Restated Safety Insurance Group, Inc. 2018 Long-Term Incentive Plan (“the Amended 2018 Plan”), which was subsequently approved by our shareholders at the 2022 Annual Meeting of Shareholders. The Amended 2018 Plan increased the share pool limit by adding 350,000 common shares to the previously adopted Safety Insurance Group, Inc. 2018 Long-Term Incentive Plan. The Amended 2018 Plan enables the grant of stock awards, performance shares, cash-based performance units, other stock-based awards, stock options, stock appreciation rights, and stock unit awards, each of which may be granted separately or in tandem with other awards. Eligibility to participate includes officers, directors, employees and other individuals who provide bona fide services to the Company. The Amended 2018 Plan supersedes the Company’s 2002 Management Omnibus Incentive Plan (“the 2002 Incentive Plan”).

The Amended 2018 Plan establishes a pool of 700,000 shares of common stock available for issuance to our employees and other eligible participants. The Board of Directors and the Compensation Committee intend to issue awards under the Amended 2018 Plan in the future.

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At March 31, 2024, there were 366,422 shares available for future grant.

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

The following table summarizes restricted stock activity under the Amended 2018 Plan during the three months ended March 31, 2024 assuming a target payout for the 2024 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	66,929	$81.58	78,991		$81.40
Granted	38,221	85.61	25,390	(1)	85.61
Vested and unrestricted	(38,686)	82.03	(13,912)		79.27
Forfeited	(1,784)	80.11	(17,169)		79.91
Outstanding at end of period	64,680	$83.68	73,300		$83.62
(1)	Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the Amended 2018 Plan.

As of March 31, 2024, there was $7,776 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2024 and 2023 was $4,276 and $5,359, respectively.  For the three months ended March 31, 2024 and 2023, the Company recorded compensation expense related to restricted stock of $1,138 and $991, net of income tax benefits of $302 and $264, respectively, within Underwriting, operating and related expenses on the Consolidated Statements of Operations.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of March 31, 2024

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,420	$—	$4	$(122)	$2,302
Obligations of states and political subdivisions	38,576	—	202	(2,393)	36,385
Residential mortgage-backed securities (1)	266,625	—	982	(25,445)	242,162
Commercial mortgage-backed securities	150,621	—	180	(14,240)	136,561
Other asset-backed securities	59,192	—	145	(2,488)	56,849
Corporate and other securities	601,682	(1,349)	2,783	(33,819)	569,297
Subtotal, fixed maturity securities	1,119,116	(1,349)	4,296	(78,507)	1,043,556
Equity securities (2)	192,721	—	30,729	(6,852)	216,598
Other invested assets (4)	138,270	—	—	—	138,270
Totals	$1,450,107	$(1,349)	$35,025	$(85,359)	$1,398,424

	As of December 31, 2023

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,420	$—	$15	$(115)	$2,320
Obligations of states and political subdivisions	38,682	—	262	(2,421)	36,523
Residential mortgage-backed securities (1)	267,271	—	1,945	(21,979)	247,237
Commercial mortgage-backed securities	153,923	—	200	(14,273)	139,850
Other asset-backed securities	64,043	—	217	(2,927)	61,333
Corporate and other securities	594,343	(1,208)	3,785	(32,038)	564,882
Subtotal, fixed maturity securities	1,120,682	(1,208)	6,424	(73,753)	1,052,145
Equity securities (2)	221,809	—	25,707	(9,494)	238,022
Other invested assets (4)	133,946	—	—	—	133,946
Totals	$1,476,437	$(1,208)	$32,131	$(83,247)	$1,424,113
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 855 and 861 securities in an unrealized loss position at March 31, 2024 and December 31, 2023, respectively.
(4)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2024
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$34,690	$34,363
Due after one year through five years	339,423	323,113
Due after five years through ten years	244,223	227,648
Due after ten years through twenty years	24,092	22,573
Due after twenty years	250	288
Asset-backed securities	476,438	435,571
Totals	$1,119,116	$1,043,556

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended March 31,
	2024	2023
Gross realized gains
Fixed maturity securities	$230	$539
Equity securities	3,137	1,523
Gross realized losses
Fixed maturity securities	(363)	(622)
Equity securities	(2,512)	(707)
Net realized gains on investments	$492	$733

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

The following tables as of March 31, 2024 and December 31, 2023 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,700	$122	$1,700	$122
Obligations of states and political subdivisions	3,443	10	29,243	2,383	32,686	2,393
Residential mortgage-backed securities	25,451	299	179,261	25,146	204,712	25,445
Commercial mortgage-backed securities	3,693	122	127,598	14,118	131,291	14,240
Other asset-backed securities	23,328	209	24,231	2,279	47,559	2,488
Corporate and other securities	60,976	1,712	361,771	32,107	422,747	33,819
Subtotal, fixed maturity securities	116,891	2,352	723,804	76,155	840,695	78,507
Equity securities	24,912	2,095	27,805	4,757	52,717	6,852
Total temporarily impaired securities	$141,803	$4,447	$751,609	$80,912	$893,412	$85,359

	As of December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,708	$115	$1,708	$115
Obligations of states and political subdivisions	403	17	28,893	2,404	29,296	2,421
Residential mortgage-backed securities	11,248	167	182,794	21,812	194,042	21,979
Commercial mortgage-backed securities	4,067	108	130,493	14,165	134,560	14,273
Other asset-backed securities	5,973	224	46,600	2,703	52,573	2,927
Corporate and other securities	39,453	1,338	369,163	30,700	408,616	32,038
Subtotal, fixed maturity securities	61,144	1,854	759,651	71,899	820,795	73,753
Equity securities	34,272	3,079	45,797	6,415	80,069	9,494
Total temporarily impaired securities	$95,416	$4,933	$805,448	$78,314	$900,864	$83,247

At March 31, 2024, U.S. Government residential mortgage backed securities with a fair value of $51,180 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 9 – Debt. These securities are included in fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

As of March 31, 2024 and December 31, 2023, the Company concluded that $1,349 and $1,208, respectively, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at March 31, 2024 and December 31, 2023 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following table represents a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended March 31,
	2024	2023
Beginning of period	$1,208	$678
Credit losses on securities with no previously recorded credit losses	—	354
Net increases (decreases) in allowance on previously impaired securities	141	568
Reduction due to sales	—	—
Writeoffs charged against allowance	—	—
Recoveries of amounts previously written off	—	—
Ending balance of period	$1,349	$1,600

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2024	2023
Interest on fixed maturity securities	$12,948	$11,744
Dividends on equity securities	1,667	1,610
Equity in earnings of other invested assets	1,407	1,086
Interest on other assets	82	31
Total investment income	16,104	14,471
Investment expenses	873	817
Net investment income	$15,231	$13,654

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2024. There were no significant changes to the valuation process during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At March 31, 2024 and December 31, 2023, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,043,556 and $1,052,145, respectively. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of March 31, 2024
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,302	$—	$2,302	$—
Obligations of states and political subdivisions	36,385	—	36,385	—
Residential mortgage-backed securities	242,160	—	242,160	—
Commercial mortgage-backed securities	136,561	—	136,561	—
Other asset-backed securities	56,850	—	56,850	—
Corporate and other securities	569,298	—	569,298	—
Equity securities	183,882	181,796	—	2,086
Total investment securities	$1,227,438	$181,796	$1,043,556	$2,086

	As of December 31, 2023
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,320	$—	$2,320	$—
Obligations of states and political subdivisions	36,523	—	36,523	—
Residential mortgage-backed securities	247,237	—	247,237	—
Commercial mortgage-backed securities	139,850	—	139,850	—
Other asset-backed securities	61,333	—	61,333	—
Corporate and other securities	564,882	—	564,882	—
Equity securities	204,849	202,763	—	2,086
Total investment securities	$1,256,994	$202,763	$1,052,145	$2,086

As of March 31, 2024 and December 31, 2023, there were approximately $32,716 and $33,173, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2024 and 2023.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

Three Months Ended March 31,
	2024	2023
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at beginning of period	$2,086	$2,255
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	—	—
Purchases	—	680
Sales	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$2,086	$2,935
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three months ended March 31, 2024 and 2023. The Company held one Level 3 security at March 31, 2024 and 2023.

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

The following table presents the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three months ended March 31, 2024 and 2023.

	At and For the		At and For the
	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$256,687	$1,053	$192,542	$1,446
Current period change for expected credit losses		637		484
Writeoffs of uncollectable accounts receivable		(866)		(686)
Balance, end of period	$269,491	$824	$205,560	$1,244

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represents 94% of the total reinsurance recoverable on paid and unpaid losses at March 31, 2024 and December 31, 2023. The remaining 6% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of March 31, 2024 and December 31, 2023, most reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at March 31, 2024 or December 31, 2023.

7.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Three Months Ended March 31,
	2024	2023
Reserves for losses and LAE at beginning of year	$603,081	$549,598
Less receivable from reinsurers related to unpaid losses and LAE	(112,623)	(93,394)
Net reserves for losses and LAE at beginning of year	490,458	456,204
Incurred losses and LAE, related to:
Current year	179,357	178,686
Prior years	(10,958)	(11,533)
Total incurred losses and LAE	168,399	167,153
Paid losses and LAE related to:
Current year	69,717	60,093
Prior years	106,848	89,025
Total paid losses and LAE	176,565	149,118
Net reserves for losses and LAE at end of period	482,292	474,239
Plus receivable from reinsurers related to unpaid losses and LAE	121,504	95,900
Reserves for losses and LAE at end of period	$603,796	$570,139

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $10,958 and $11,533 for the three months ended March 31, 2024 and 2023, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities. The decreases in prior years reserves during the three months ended March 31, 2024 and 2023 are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company's automobile lines of business reserves decreased for the three months ended March 31, 2024 and 2023, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

8.  Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $170,000 to investments in limited partnerships. The Company has contributed $138,984 to these commitments as of March 31, 2024. As of March 31, 2024, the remaining committed capital that could be called is $37,684, which includes potential recallable capital contributions.

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

On October 19, 2021, the Supreme Judicial Court of Massachusetts (the “SJC”) unanimously ruled that property and casualty insurers must compensate third-party claimants under property damage coverage, part 4 of the standard Massachusetts automobile insurance policy, 2008 edition (standard policy), for the inherent diminished value (“IDV”) that occurs when their vehicles are damaged in a crash. This ruling overturned a previous decision by the Massachusetts Superior Court (the “Superior Court”), which found that a Massachusetts auto insurance policy did not provide property damage coverage for inherent diminished value damages for third-party claimants. The SJC placed the burden of proof on the individual claimant by explicitly specifying that the claimant must establish that the vehicle has suffered IDV damages and the amount of IDV damages at issue. The SJC further ruled that an insurer’s previous denial of coverage for such damages could not serve as the basis for a claim of unfair business practices. On June 20, 2023, the Superior Court denied a motion brought by the plaintiffs seeking class certification. The plaintiffs have since filed a motion to amend the complaint, seeking to address the concerns raised by the Superior Court in denying their motion for class certification; Safety has opposed the motion to amend the complaint, which has yet to be heard or ruled on by the Superior Court. Based on the SJC’s rulings, at this time the Company does not expect any claims for IDV damages to be material, and therefore has not accrued for a specific loss contingency.

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

9.  Debt

On August 10, 2023, the Company extended its Revolving Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A. (“Citizens Bank”) to a maturity date of August 10, 2028. The Credit Agreement provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000. Loans under the credit facility bear interest at the Company’s option at either the higher of Citizens Bank prime rate, the SOFR rate plus 1.25% per annum, or 0.5% above the federal funds rate.  Interest only is payable prior to maturity.

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of March 31, 2024, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the

Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at March 31, 2024 and December 31, 2023. The credit facility commitment fee included in interest expense was computed at a rate of 0.20% and 0.25% per annum on the $30,000 commitment at March 31, 2024 and 2023, respectively.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S. Government residential mortgage backed securities. At March 31, 2024, the Company has the ability to borrow $195,273 using eligible invested assets that would be used as collateral.

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

On June 29, 2023, the Company borrowed $5,000 from FHLB-Boston for a term of one-week, bearing an interest rate of 5.2%. The interest and principal was paid on the maturity date of July 6, 2023.

The Company estimates the fair value of the FHLB-Boston loans by discounting cash flows using the interest rate stated in the loan agreement, which is an observable input. As such, the loans are categorized as Level 2 within the fair value hierarchy. The fair value of the outstanding loans was $30,381 and $30,468 at March 31, 2024 and December 31, 2023, respectively. The loans are fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $51,180 and $53,503 at March 31, 2024 and December 31, 2023, respectively. The borrowing is outstanding from the FHLB-Boston at March 31, 2024 and December 31, 2023.

Interest expense on the FHLB-Boston borrowing was $108 and $155 for the three months ended March 31, 2024 and 2023, respectively.

10. Income Taxes

Federal income tax expense for the three months ended March 31, 2024 and 2023 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service. Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the three months ended March 31, 2024, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

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

No share purchases were made by the Company under the program during the three months ended March 31, 2024 and 2023. As of December 31, 2023, the Company had purchased 3,215,690 shares at a cost of $155,240.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,013	$1,004

Other information related to leases was as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,165	$1,111
Weighted average remaining lease term
Operating leases	4.58 Years	5.53 Years
Weighted average discount rate
Operating leases	2.48%	2.39%

Maturities of lease liabilities were as follows:

Operating Leases
2024	$3,452
2025	4,211
2026	3,980
2027	3,973
2028	3,906
Thereafter	—
Total lease payments	19,522
Less imputed interest	(444)
Total	$19,078

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

We are a leading provider of private passenger automobile, commercial automobile, homeowners and commercial other-than-auto insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 59.3% of our direct written premiums in 2023), we offer a portfolio of other insurance products, including commercial automobile (16.0% of 2023 direct written premiums), homeowners (19.8% of 2023 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.9% of 2023 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, Safety P&C, and Safety Northeast (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 834 in 1,090 locations throughout these three states at December 31, 2023. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the second largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 8.7% and 12.7% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2023 according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. We are also the fourth largest homeowners insurance carrier in Massachusetts with a 6.2% share of the Massachusetts homeowners insurance market.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on June 15, 2023.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. In November 2020, we formed a fourth insurance subsidiary, Safety Northeast, which became licensed to write insurance products in Massachusetts. The table below shows the amount of direct written premiums written in each state during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
Direct Written Premiums	2024	2023
Massachusetts	$254,351	$207,952
New Hampshire	10,759	8,612
Maine	2,229	1,288
Total	$267,339	$217,852

Recent Trends and Events

Direct and Net Written Premiums. For the three months ended March 31, 2024, the Company achieved its sixth consecutive quarter of double-digit growth in direct and net written premiums. For the three months ended March 31, 2024, direct written premium growth and net written premium growth were 22.7% and 23.4%, respectively. The increase in premium is driven by new business production and rate increases. For the three months ended March 31, 2024, the Company achieved policy count growth across all lines of business, including 12.4%, 2.3% and 10.9% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2023. Additionally, for the three months ended March 31, 2024, average written premium per policy increased 13.5%, 6.4% and 7.4% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2023.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended March 31, 2024 increased by $1,246 or 0.7%, to $168,399 from $167,153 for the comparable period. The slight increase is driven by larger policy counts offset by improved results in our homeowners lines. Our losses and loss adjustment expenses ratio for the three months ended March 31, 2024 improved to 71.3% from 87.2% from the comparable 2023 period. The prior year losses and loss adjustment expenses ratio was impacted by a severe weather event, totaling $32,100 of losses and loss adjustment expenses for the three months ended March 31, 2023.

Non-generally accepted accounting principles (“non-GAAP”) operating income, as defined below, was $13,746 for the three months ended March 31, 2024, compared to non-GAAP operating loss of $12,796 for the comparable 2023 period. The increase in Non-GAAP operating income was primarily the result of an increase in net earned premiums compared to the prior period. Non-GAAP operating income for the quarter ended March 31, 2024 was $0.93 per diluted share, compared to non-GAAP operating loss of $0.87 per diluted share for the comparable 2023 period.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts, New Hampshire and Maine in 2024 and 2023. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
Massachusetts Commercial Automobile	May 1, 2024	6.3%
New Hampshire Private Passenger Automobile	April 1, 2024	3.4%
Massachusetts Private Passenger Automobile	January 1, 2024	3.5%
New Hampshire Commercial Automobile	November 1, 2023	7.9%
New Hampshire Homeowners	October 1, 2023	6.0%
Maine Private Passenger Automobile	October 1, 2023	7.3%
New Hampshire Private Passenger Automobile	September 1, 2023	6.5%
Massachusetts Homeowners	August 1, 2023	3.9%
Massachusetts Private Passenger Automobile	July 1, 2023	4.3%
Massachusetts Commercial Automobile	May 1, 2023	4.0%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2024	2023
GAAP ratios:
Loss ratio	71.3%	87.2%
Expense ratio	30.6	31.3
Combined ratio	101.9%	118.5%

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At March 31, 2024, there were 366,422 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the three months ended March 31, 2024 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS - Service	February 27, 2024	31,221	$85.61	3 years, 30%-30%-40%
RS - Performance	February 27, 2024	25,390	$85.61	3 years, cliff vesting (3)
RS	February 27, 2024	7,000	$85.61	No vesting period (2)
(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement must be met within five years of becoming a director.
(3)	The shares represent performance-based restricted shares award. Vesting of these shares is dependent upon the attainment of pre-established performance objectives, and any difference between shares granted and shares earned at the end of the performance period will be reported at the conclusion of the performance period.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage during 2024 that protects us in the event of a "124-year storm" (that is, a storm of a severity expected to occur once in a 124-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan").

For 2024, we have purchased three layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $75,000 up to a maximum of $690,000. Our reinsurers’ co-participation is 80.0% of $75,000 for the 1st layer, 80.0% of $250,000 for the 2nd layer and 80.0% of $290,000 for the 3rd layer.

We also have casualty excess of loss reinsurance for large casualty losses occurring in our automobile, homeowners, dwelling fire, and business owner lines of business in excess of $2,000 up to a maximum of $10,000. We have property excess of loss reinsurance coverage for large property losses, with coverage in excess of $2,500 up to a maximum of $25,000, for our homeowners, and business owners. In addition, we have liability excess of loss reinsurance for umbrella large losses in excess of $1,000 up to a maximum of $10,000. We also have various reinsurance agreements with Hartford Steam Boiler Inspection and Insurance Company, of which the primary contract is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies and commercial package policies.

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. As a response to the exposure to catastrophe losses, on July 1, 2023, the FAIR Plan purchased $1,600,000 of catastrophe reinsurance for property losses with retention of $100,000.

At March 31, 2024, we had $144,560 recoverable from CAR comprised of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Results of Operations

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2024	2023
Direct written premiums	$267,339	$217,852
Net written premiums	$250,295	$202,884
Net earned premiums	$236,053	$191,735
Net investment income	15,231	13,654
Earnings from partnership investments	1,772	2,166
Net realized gains on investments	492	733
Change in net unrealized gains on equity securities	7,665	770
Credit loss expense	(142)	(922)
Commission income	1,808	1,483
Finance and other service income	5,354	4,140
Total revenue	268,233	213,759
Losses and loss adjustment expenses	168,399	167,153
Underwriting, operating and related expenses	72,267	60,033
Other expense	1,837	1,670
Interest expense	123	210
Total expenses	242,626	229,066
Income (loss) before income taxes	25,607	(15,307)
Income tax expense (benefit)	5,529	(2,970)
Net income (loss)	$20,078	$(12,337)
Earnings (loss) per weighted average common share:
Basic	$1.36	$(0.84)
Diluted	$1.36	$(0.84)
Cash dividends paid per common share	$0.90	$0.90

Reconciliation of Net Income (Loss) to Non-GAAP Operating Income (Loss)

Net income (loss)	$20,078	$(12,337)
Exclusions from net income:
Net realized gains on investments	(492)	(733)
Change in net unrealized gains on equity securities	(7,665)	(770)
Credit loss expense	142	922
Income tax expense on exclusions from net income	1,683	122
Non-GAAP Operating income (loss)	$13,746	$(12,796)

Net income per diluted share	$1.36	$(0.84)
Exclusions from net income (loss):
Net realized gains on investments	(0.03)	(0.05)
Change in net unrealized gains on equity securities	(0.52)	(0.05)
Credit loss expense	0.01	0.06
Income tax benefit expense on exclusions from net income	0.11	0.01
Non-GAAP Operating income (loss) per diluted share	$0.93	$(0.87)

Direct Written Premiums. Direct written premiums for the three months ended March 31, 2024 increased by $49,487, or 22.7%, to $267,339 from $217,852 for the comparable 2023 period. The increase in direct written premium is the result of new business production and rate increases.

Net Written Premiums. Net written premiums for the three months ended March 31, 2024 increased by $47,411, or 23.4%, to $250,295 from $202,884 for the comparable 2023 period. The increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2024 increased by $44,318, or 23.1%, to $236,053 from $191,735 for the comparable 2023 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2024	2023
Written Premiums
Direct	$267,339	$217,852
Assumed	9,438	7,230
Ceded	(26,482)	(22,198)
Net written premiums	$250,295	$202,884

Earned Premiums
Direct	$251,884	$205,555
Assumed	8,968	7,913
Ceded	(24,799)	(21,733)
Net earned premiums	$236,053	$191,735

Net Investment Income.  Net investment income for the three months ended March 31, 2024 increased by $1,577, or 11.5%, to $15,231 from $13,654 for the comparable 2023 period. The increase is a result of increases in interest rates on our fixed maturity portfolio as compared to the prior year. Net effective annualized yield on the investment portfolio was 4.3% for the three months ended March 31, 2024 compared to 3.8% for the three months ended March 31, 2023. The investment portfolio’s duration was 3.5 years at March 31, 2024 and 3.6 years at December 31, 2023, respectively.

Earnings from Partnership Investments. Earnings from partnership investments was $1,772 for the three months ended March 31, 2024 compared to $2,166 for the comparable 2023 period. The three month earnings reflect a decrease in investment appreciation and timing of cash proceeds received compared to the prior year. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments.  Net realized gains on investments was $492 for the three months ended March 31, 2024 compared to $733 for the comparable 2023 period. The decrease in net realized gains is driven by an increase in realized losses.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of March 31, 2024

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,420	$—	$4	$(122)	$2,302
Obligations of states and political subdivisions	38,576	—	202	(2,393)	36,385
Residential mortgage-backed securities (1)	266,625	—	982	(25,445)	242,162
Commercial mortgage-backed securities	150,621	—	180	(14,240)	136,561
Other asset-backed securities	59,192	—	145	(2,488)	56,849
Corporate and other securities	601,682	(1,349)	2,783	(33,819)	569,297
Subtotal, fixed maturity securities	1,119,116	(1,349)	4,296	(78,507)	1,043,556
Equity securities (2)	192,721	—	30,729	(6,852)	216,598
Other invested assets (4)	138,270	—	—	—	138,270
Totals	$1,450,107	$(1,349)	$35,025	$(85,359)	$1,398,424
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

(3)Our investment portfolio included 855 securities in an unrealized loss position at March 31, 2024.
(4)Other invested asset accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of March 31, 2024
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$242,161	23.2%
Aaa/Aa	207,025	19.8
A	220,569	21.1
Baa	196,700	18.8
Ba	44,315	4.2
B	82,063	7.9
Caa/Ca	5,046	0.5
Not rated	45,677	4.5
Total	$1,043,556	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of March 31, 2024, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2024.

	As of March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,700	$122	$1,700	$122
Obligations of states and political subdivisions	3,443	10	29,243	2,383	32,686	2,393
Residential mortgage-backed securities	25,451	299	179,261	25,146	204,712	25,445
Commercial mortgage-backed securities	3,693	122	127,598	14,118	131,291	14,240
Other asset-backed securities	23,328	209	24,231	2,279	47,559	2,488
Corporate and other securities	60,976	1,712	361,771	32,107	422,747	33,819
Subtotal, fixed maturity securities	116,891	2,352	723,804	76,155	840,695	78,507
Equity securities	24,912	2,095	27,805	4,757	52,717	6,852
Total temporarily impaired securities	$141,803	$4,447	$751,609	$80,912	$893,412	$85,359

As of March 31, 2024 and December 31, 2023, the Company concluded that $1,349 and $1,208, respectively, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at March 31, 2024 and December 31, 2023 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Commission Income: Commission income includes revenues from new and renewal commissions paid by insurance carriers, which we recognize when earned. Commission income was $1,808 and $1,483 for the three months ended March 31, 2024 and 2023, respectively.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended March 31, 2024 increased by $1,214, or 29.3%, to $5,354 from $4,140 for the comparable 2023 period. The increase is primarily driven by the increase in policy counts and changes to our fee assessment policies.

Losses and Loss Adjustment Expenses.  Loss and loss adjustment expenses incurred for the three months ended March 31, 2024 increased by $1,246, or 0.7%, to $168,399 from $167,153 for the comparable 2023 period. The slight increase is driven by larger policy counts offset by improved results in our homeowners lines.

Our GAAP loss ratio for the three months ended March 31, 2024 decreased to 71.3% from 87.2% for the comparable 2023 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2024 was 62.2% compared to 76.2% for the comparable 2023 period. Total prior year favorable development included in the pre-tax results for the three months ended March 31, 2024 was $10,958 compared to $11,533 for the comparable 2023 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended March 31, 2024 increased by $12,234, or 20.4%, to $72,267 from $60,033 for the comparable 2023 period. Our GAAP expense ratio for the three months ended March 31, 2024 decreased to 30.6% from 31.3% for the comparable 2023 period. The increase is driven by an increase in contingent commission expenses.

Interest Expense.  Interest expense was $123 and $210 for the three months ended March 31, 2024 and 2023. The credit facility commitment fee included in interest expense was $15 and $19 for the three months ended March 31, 2024 and 2023, respectively.

Income Tax Expense.  Our effective tax rate was 21.6% and 19.4% for the quarters ended March 31, 2024 and 2023, respectively. The effective tax rate for the quarter ended March 31, 2024 was higher than the statutory rate primarily due to the effects of the change in unrealized gains on equity securities. The effective tax rate for the quarter ended March 31, 2023 was lower than the statutory rate primarily due to the effects of the change in unrealized gains on equity securities and the impact of stock-based compensation.

Net Income (Loss).   Net income for the three months ended March 31, 2024 was $20,078 compared to net loss of $12,337 for the comparable 2023 period.

Non-GAAP Operating Income. Non-GAAP operating income as defined above was $13,746 for the three months ended March 31, 2024 compared to non-GAAP operating loss of $12,796 for the comparable 2023 period. The increase in Non-GAAP operating income was primarily the result of an increase in net earned premiums compared to the prior year.

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

Net cash used for operating activities was $21,135 and $12,892 during the three months ended March 31, 2024 and 2023, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash provided by investing activities was $27,399 and $6,655 during the three months ended March 31, 2024 and 2023, respectively. Fixed maturities, equity securities, and other invested assets purchased were $50,199 for the three months ended March 31, 2024 compared to $43,292 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $81,665 during the three months ended March 31, 2024 compared to $50,561 for the comparable prior year period.

Net cash used for financing activities was $13,615 and $3,747 during the three months ended March 31, 2024 and 2023, respectively. The net cash used for financing activities during the three months ended March 31, 2024 consisted of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts (the “Commissioner”). The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2023, the statutory surplus of Safety Insurance was $744,904, and its statutory net income for 2023 was $4,022. As a result, a maximum of $74,490 is available in 2024 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $670,414 at December 31, 2023. During the three months ended March 31, 2024, Safety Insurance paid dividends to Safety of $12,610.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2024 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2024	March 1, 2024	March 15, 2024	$0.90	$13,280

On May 8, 2024, our Board approved and declared a quarterly cash dividend of $0.90 per share which will be paid on June 14, 2024 to shareholders of record on June 3, 2024. We plan to continue to declare and pay quarterly cash dividends in 2024, depending on our financial position and the regularity of our cash flows.

On February 23, 2022, the Board of Directors approved a share repurchase program of up to $50,000 of the Company’s outstanding common shares.  As of March 31, 2024, the Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. No share repurchases were made by the Company under the program during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, the Company had purchased 3,215,690 shares of common stock at a cost of $155,240.

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

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk-based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls. As of December 31, 2023, the Insurance Subsidiaries had total capital of $744,904, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level. Minimum statutory capital and surplus, or company action level risk-based capital, was $231,882 at December 31, 2023.

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

Management determines our loss and LAE reserves estimate based upon the analysis of our actuaries. A reasonable estimate is derived by selecting a point estimate within a range of indications as calculated by our actuaries using generally accepted actuarial techniques. The key assumption in most actuarial analysis is that past patterns of frequency and severity will repeat in the future unless a significant change in the factors described above takes place.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $443,575 to $502,699 as of March 31, 2024. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $482,292 as of March 31, 2024.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2024.

	As of March 31, 2024
Line of Business	Low	Recorded	High
Private passenger automobile	$187,291	$206,306	$213,573
Commercial automobile	100,992	106,611	115,094
Homeowners	93,589	99,564	101,319
All other	61,703	69,811	72,713
Total	$443,575	$482,292	$502,699

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2024.

	As of March 31, 2024
Line of Business	Case	IBNR	Total
Private passenger automobile	$273,194	$(66,897)	$206,297
CAR assumed private passenger auto	1	8	9
Commercial automobile	71,826	2,708	74,534
CAR assumed commercial automobile	18,819	13,258	32,077
Homeowners	95,756	(7,649)	88,107
FAIR Plan assumed homeowners	4,436	7,021	11,457
All other	42,224	27,587	69,811
Total net reserves for losses and LAE	$506,256	$(23,964)	$482,292

At March 31, 2024, our total IBNR reserves for our private passenger automobile line of business was comprised of ($101,892) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $34,995 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 41.3% of our total reserves for CAR assumed commercial automobile business as of March 31, 2024, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 61.3% of our total reserves for FAIR Plan assumed homeowners at March 31, 2024, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of March 31, 2024.

	As of March 31, 2024
Line of Business	Retained	Assumed	Net
Private passenger automobile	$206,297
CAR assumed private passenger automobile		$9
Net private passenger automobile			$206,306
Commercial automobile	74,534
CAR assumed commercial automobile		32,077
Net commercial automobile			106,611
Homeowners	88,107
FAIR Plan assumed homeowners		11,457
Net homeowners			99,564
All other	69,811	—	69,811
Total net reserves for losses and LAE	$438,749	$43,543	$482,292

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended March 31, 2024, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $2,362. Each 1 percentage-point change in the loss and loss expense ratio would have had a $1,866 effect on net income, or $0.13 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2024. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.

A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,126)	$(2,063)	$—
Estimated increase in net income	3,260	1,630	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,063)	—	2,063
Estimated increase (decrease) in net income	1,630	—	(1,630)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,063	4,126
Estimated decrease in net income	—	(1,630)	(3,260)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,491)	(745)	—
Estimated increase in net income	1,178	589	—
No Change in Severity
Estimated (decrease) increase in reserves	(745)	—	745
Estimated increase (decrease) in net income	589	—	(589)
+1 Percent Change in Severity
Estimated increase in reserves	—	745	1,491
Estimated decrease in net income	—	(589)	(1,178)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,762)	(881)	—
Estimated increase in net income	1,392	696	—
No Change in Severity
Estimated (decrease) increase in reserves	(881)	—	881
Estimated increase (decrease) in net income	696	—	(696)
+1 Percent Change in Severity
Estimated increase in reserves	—	881	1,762
Estimated decrease in net income	—	(696)	(1,392)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,396)	(698)	—
Estimated increase in net income	1,103	551	—
No Change in Severity
Estimated (decrease) increase in reserves	(698)	—	698
Estimated increase (decrease) in net income	551	—	(551)
+1 Percent Change in Severity
Estimated increase in reserves	—	698	1,396
Estimated decrease in net income	—	(551)	(1,103)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2024. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(321)	$321
Estimated increase (decrease) in net income	254	(254)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(115)	115
Estimated increase (decrease) in net income	91	(91)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $10,958 and $11,533 during the three months ended March 31, 2024 and 2023, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2024 and 2023. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2024	2023
2014 & prior	$(207)	$(344)
2015	(531)	(662)
2016	(313)	(302)
2017	(169)	(1,117)
2018	(1,402)	(766)
2019	(529)	(2,143)
2020	(944)	(3,575)
2021	(1,007)	(1,198)
2022	(2,440)	(1,426)
2023	(3,416)	—
All prior years	$(10,958)	$(11,533)

The decreases in prior years’ reserves during the three months ended March 31, 2024 and 2023 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2024 decrease is composed of reductions of $1,908 in our private passenger automobile reserves, $1,352 in our commercial automobile reserves, $1,627 in our homeowners reserves and $6,071 in all other lines reserves. The 2023 decrease is primarily composed of reductions of $3,207 in our retained private passenger automobile reserves, $2,286 in our retained commercial automobile reserves, $2,570 in our retained homeowners reserves and $3,470 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses March 31, 2024.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2014 & prior	$(14)	$—	$—	$(193)	$(207)
2015	(2)	(332)	—	(197)	(531)
2016	83	(50)	—	(346)	(313)
2017	(13)	(44)	3	(115)	(169)
2018	203	(199)	(155)	(1,251)	(1,402)
2019	(99)	(323)	(41)	(66)	(529)
2020	(30)	(215)	(428)	(271)	(944)
2021	44	(109)	(11)	(931)	(1,007)
2022	(79)	(157)	(611)	(1,593)	(2,440)
2023	(2,001)	77	(384)	(1,108)	(3,416)
All prior years	$(1,908)	$(1,352)	$(1,627)	$(6,071)	$(10,958)

The improved private passenger and commercial automobile results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves. Our other than auto and homeowners lines of business prior year reserves decreased, due primarily to fewer IBNR claims than previously estimated.

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to:

●	The competitive nature of our industry and the possible adverse effects of such competition;
●	Conditions for business operations and restrictive regulations in Massachusetts;
●	The possibility of losses due to claims resulting from severe weather;
●	The impact of inflation and supply chain delays on loss severity;
●	The possibility that the Commissioner may approve future rule changes that change the operation of the residual market;

●	The possibility that existing insurance-related laws and regulations will become further restrictive in the future;
●	Our possible need for and availability of additional financing, and our dependence on strategic relationships, among others;
●	Other risks and factors identified from time to time in our reports filed with the SEC. Refer to Part I, Item 1A — Risk Factors of our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2024
Estimated fair value	$1,077,360	$1,043,556	$1,004,670
Estimated increase (decrease) in fair value	$33,804	$—	$(38,886)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At March 31, 2024, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2024, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

Please see “Item 1 — Financial Statements - Note 8, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2023 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares.  The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No share repurchases were made by the Company during the three months ended March 31, 2024.

	Total number	Average	Total number of shares purchased as part of	Maximum number of
	of Shares	price paid	publicly announced	shares that may yet be purchased under the
Period	purchase	per share	plans or programs	plans or programs
January 1-31, 2024	—	—	—	703,971
February 1-29, 2024	—	—	—	703,971
March 1-31, 2024	—	—	—	703,971
Total	—	—	—

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.  Other Information

During the three months ended March 31, 2024, none of the officers (as defined in rule 16a-1(f) of the Securities Exchange Act of 1934) or directors of the Company adopted, terminated or modified any contract, instruction or written plan for the purchase and sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

On May 8, 2024, the Compensation Committee of the Board of Directors of the Company (the “Committee”) amended and restated the Company’s Annual Performance Incentive Plan (the “A&R Incentive Plan”). Our executive officers are eligible to participate in the A&R Incentive Plan. The amended terms in the A&R Incentive Plan include (i) removal of the maximum limit on the amount payable to a participant in a plan year, which had not been adjusted since 2007, (ii) removal of provisions relating to Section 162(m) of the Internal Revenue Code of 1986, as amended, which are no longer applicable, (iii) permit the Committee to select other performance objectives applicable to awards in its discretion and (iv) other non-substantive changes. The terms of the A&R Incentive Plan are effective for 2024 performance awards and future awards.

The foregoing description of the A&R Incentive Plan is qualified in its entirety by reference to the Amended & Restated Annual Performance Incentive Plan, a copy of which is filed as Exhibit [10.31] hereto and is incorporated by reference.

Item 6.  Exhibits

The exhibits are contained herein as listed in the Exhibit Index.

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description
10.30 10.31 31.1 31.2 32.1

Employment Agreement between Safety Insurance Group, Inc. and Brian S. Lam as of March 1, 2024(3)

Amended and Restated Annual Performance Incentive Plan Safety Insurance, Group, Inc.(3)

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

May 9, 2024	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer