Form 10-Q
period 2024-06-30
SAFETY INSURANCE GROUP INC
filed 2024-08-09
CIK 1172052

Acrthe

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ◻  No ☒

As of August 1, 2024 there were 14,837,481 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,120,235 and $1,120,682, allowance for expected credit losses of $1,387 and $1,208)	$1,043,097	$1,052,145
Equity securities, at fair value (cost: $196,039 and $221,809)	216,434	238,022
Other invested assets	154,195	133,946
Total investments	1,413,726	1,424,113
Cash and cash equivalents	44,579	38,152
Accounts receivable, net of allowance for expected credit losses of $939 and $1,053	312,361	256,687
Receivable for securities sold	2,908	124
Accrued investment income	7,281	7,261
Taxes recoverable	2,233	623
Receivable from reinsurers related to paid loss and loss adjustment expenses	27,187	13,129
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	126,747	112,623
Ceded unearned premiums	35,969	32,346
Deferred policy acquisition costs	100,599	91,917
Deferred income taxes	14,328	12,150
Equity and deposits in pools	6,947	35,247
Operating lease right-of-use-assets	17,966	19,756
Goodwill	17,093	17,093
Intangible assets	7,130	7,551
Other assets	24,863	25,232
Total assets	$2,161,917	$2,094,004

Liabilities
Loss and loss adjustment expense reserves	$621,637	$603,081
Unearned premium reserves	586,577	528,150
Accounts payable and accrued liabilities	68,301	64,235
Payable for securities purchased	11,521	1,863
Payable to reinsurers	15,736	15,941
Short-term debt	30,000	—
Long-term debt	—	30,000
Operating lease liabilities	17,966	19,756
Other liabilities	—	26,711
Total liabilities	1,351,738	1,289,737

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,993,947 and 17,949,484 shares issued	180	179
Additional paid-in capital	228,817	226,380
Accumulated other comprehensive loss, net of taxes	(59,843)	(53,191)
Retained earnings	791,318	781,192
Treasury stock, at cost: 3,157,577 shares	(150,293)	(150,293)
Total shareholders’ equity	810,179	804,267
Total liabilities and shareholders’ equity	$2,161,917	$2,094,004

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net earned premiums	$246,944	$202,225	$482,997	$393,960
Net investment income	13,500	13,836	28,731	27,490
Earnings from partnership investments	2,480	553	4,252	2,719
Net realized gains on investments	2,715	108	3,207	841
Change in net unrealized gains on equity securities	(3,483)	6,266	4,182	7,036
Credit loss expense	(37)	(35)	(179)	(957)
Commission income	2,027	1,758	3,835	3,241
Finance and other service income	5,637	4,732	10,991	8,872
Total revenue	269,783	229,443	538,016	443,202

Losses and loss adjustment expenses	172,742	143,523	341,141	310,676
Underwriting, operating and related expenses	73,921	62,582	146,188	122,615
Other expense	1,747	1,523	3,584	3,193
Interest expense	138	348	261	558
Total expenses	248,548	207,976	491,174	437,042

Income before income taxes	21,235	21,467	46,842	6,160
Income tax expense	4,599	4,466	10,128	1,496
Net income	$16,636	$17,001	$36,714	$4,664

Earnings per weighted average common share:
Basic	$1.13	$1.15	$2.49	$0.32
Diluted	$1.13	$1.15	$2.48	$0.31

Cash dividends paid per common share	$0.90	$0.90	$1.80	$1.80

Number of shares used in computing earnings per share:
Basic	14,698,770	14,681,034	14,682,937	14,681,766
Diluted	14,722,209	14,720,520	14,709,398	14,741,076

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$16,636	$17,001	$36,714	$4,664

Other comprehensive income, net of tax:
Unrealized holding (losses) gains during the period, net of income tax benefit (expense) of $247, ($2,309), ($1,096) and $1,899.	928	(8,687)	(4,118)	7,147
Reclassification adjustment for net realized gains on investments included in net income, net of income tax expense of ($570), ($23), ($674) and ($177).	(2,145)	(85)	(2,534)	(664)
Other comprehensive income (loss), net of tax:	(1,217)	(8,772)	(6,652)	6,483

Comprehensive income	$15,419	$8,229	$30,062	$11,147

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2022	$179	$222,049	$(80,538)	$815,309	$(145,000)	$811,999
Net loss, January 1 to March 31, 2023	—	—	—	(12,337)	—	(12,337)
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	15,255	—	—	15,255
Restricted share awards issued	—	522	—	—	—	522
Recognition of employee share-based compensation, net of deferred federal income taxes	—	733	—	—	—	733
Dividends paid and accrued	—	—	—	(13,247)	—	(13,247)
Balance at March 31, 2023	179	223,304	(65,283)	789,725	(145,000)	802,925
Net income, April 1 to June 30, 2023	—	—	—	17,001	—	17,001
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	(8,772)	—	—	(8,772)
Restricted share awards issued	—	72				72
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,100	—	—	—	1,100
Dividends paid and accrued	—	—	—	(13,283)	—	(13,283)
Acquisition of treasury stock	—	—	—	—	(5,293)	(5,293)
Balance at June 30, 2023	$179	$224,476	$(74,055)	$793,443	$(150,293)	$793,750

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (Loss),	Retained	Treasury	Shareholders’
		Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2023	$179	$226,380	$(53,191)	$781,192	$(150,293)	$804,267
Net income, January 1 to March 31, 2024	—	—	—	20,078	—	20,078
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	(5,435)	—	—	(5,435)
Restricted share awards issued	—	599	—	—	—	599
Recognition of employee share-based compensation, net of deferred federal income taxes	1	841	—	—	—	842
Dividends paid and accrued	—	—	—	(13,280)	—	(13,280)
Balance at March 31, 2024	180	227,820	(58,626)	787,990	(150,293)	807,071
Net income, April 1 to June 30, 2024	—	—	—	16,636	—	16,636
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(1,217)	—	—	(1,217)
Recognition of employee share-based compensation, net of deferred federal income taxes	—	997	—	—	—	997
Dividends paid and accrued	—	—	—	(13,308)	—	(13,308)
Balance at June 30, 2024	$180	$228,817	$(59,843)	$791,318	$(150,293)	$810,179

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$36,714	$4,664
Adjustments to reconcile net income to net cash used for operating activities:
Investment amortization, net	33	(193)
Fixed asset depreciation, net	4,613	3,339
Stock based compensation	2,438	2,428
Credit for deferred income taxes	(410)	(1,163)
Net realized gains on investments	(3,207)	(841)
Credit loss expense	179	957
Earnings from partnership investments	(2,482)	(2,403)
Change in net unrealized gains on equity securities	(4,182)	(7,036)
Changes in assets and liabilities:
Accounts receivable, net	(55,674)	(46,021)
Accrued investment income	(20)	1,012
Receivable from reinsurers	(28,182)	(17,892)
Ceded unearned premiums	(3,623)	(1,520)
Deferred policy acquisition costs	(8,682)	(8,841)
Taxes recoverable/payable	(1,610)	(4,911)
Other assets	13,156	(1,890)
Loss and loss adjustment expense reserves	18,556	15,429
Unearned premium reserves	58,427	55,413
Accounts payable and accrued liabilities	4,326	(13,920)
Payable to reinsurers	(205)	1,625
Other liabilities	(25,711)	8,326
Net cash provided by (used for) operating activities	4,454	(13,438)

Cash flows from investing activities:
Fixed maturities purchased	(71,351)	(30,126)
Short term investments purchased	—	(79)
Equity securities purchased	(24,294)	(21,382)
Other invested assets purchased	(6,935)	(12,782)
Proceeds from sales and paydowns of fixed maturities	49,891	63,243
Proceeds from maturities, redemptions, and calls of fixed maturities	28,717	5,320
Proceed from sales of equity securities	53,152	39,638
Proceeds from other invested assets redeemed	4,249	2,414
Acquisition, net of cash received	(1,000)	—
Fixed assets purchased	(3,608)	(552)
Net cash provided by investing activities	28,821	45,694

Cash flows from financing activities:
Proceeds from FHLB loan	15,000	20,000
Payments on FHLB loan	(15,000)	(20,000)
Dividends paid to shareholders	(26,848)	(26,928)
Acquisition of treasury stock	—	(5,240)
Net cash used for financing activities	(26,848)	(32,168)

Net increase in cash and cash equivalents	6,427	88
Cash and cash equivalents at beginning of year	38,152	25,300
Cash and cash equivalents at end of period	$44,579	$25,388

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

The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Safety Northeast Insurance Company, Safety Northeast Insurance Agency, Inc. (“SNIA”), and Safety Management Corporation (“SMC”), which is SNIA’s holding company. All intercompany commission transactions, including commission income and other expense, have been eliminated. Eliminated commission income totaled $292 and $531 for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, fiduciary assets held by SNIA were immaterial and less than $150.

The financial information for the three and six months ended June 30, 2024 and 2023 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2023 is derived from the audited consolidated financial statements included in the Company's 2023 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2024.

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

Since 1998, the Company has been a member company of the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”). The FAIR Plan is a residual market insurance association in which all companies writing basic property insurance in the Commonwealth of Massachusetts are required to participate with profits and losses shared among member companies on a written premium basis. On April 1, 2024, the Massachusetts Division of Insurance approved a restructuring of the FAIR Plan (“FAIR Plan Restructuring”), transforming it from a partnership that shares profit and losses with member companies to a stand-alone, risk bearing entity, and distributing the accumulated members’ equity.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updated the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. This ASU is effective for fiscal years starting January 1, 2025, and will be applied on a prospective basis. The ASU will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but the ASU will require additional disclosures for our 2025 consolidated financial statements.

3. Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common shares including non-vested performance stock grants.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$16,636	$17,001	$36,714	$4,664
Allocation of income for participating shares	(73)	(78)	(162)	(21)
Net income from continuing operations attributed to common shareholders	$16,563	$16,923	$36,552	$4,643
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,763,268	14,748,502	14,747,491	14,748,430
Less: weighted average participating shares	(64,498)	(67,468)	(64,554)	(66,664)
Basic earnings per share denominator	14,698,770	14,681,034	14,682,937	14,681,766
Common equivalent shares- non-vested performance stock grants	23,439	39,486	26,461	59,310
Diluted earnings per share denominator	14,722,209	14,720,520	14,709,398	14,741,076

Basic earnings per share	$1.13	$1.15	$2.49	$0.32
Diluted earnings per share	$1.13	$1.15	$2.48	$0.31

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$1.13	$1.15	$2.49	$0.32
Dividends declared	(0.90)	(0.90)	(1.80)	(1.80)
Undistributed earnings	$0.23	$0.25	$0.69	$(1.48)

Net income from continuing operations attributable to common shareholders -Diluted	$1.13	$1.15	$2.48	$0.31
Dividends declared	(0.90)	(0.90)	(1.80)	(1.80)
Undistributed earnings	$0.23	$0.25	$0.68	$(1.49)

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 190 anti-dilutive shares related to non-vested stock grants for the three months ended June 30, 2024 and 2,731 anti-dilutive shares related to non-vested stock grants for the three months ended June 30, 2023, respectively. There were no anti-dilutive shares related to non-vested stock grants for the six months ended June 30, 2024 and 2023, respectively.

4.  Share-Based Compensation

2018 Long Term Incentive Plan

On March 24, 2022, the Company’s Board of Directors adopted the Amended and Restated Safety Insurance Group, Inc. 2018 Long-Term Incentive Plan (“the Amended 2018 Plan”), which was subsequently approved by our shareholders at the 2022 Annual Meeting of Shareholders. The Amended 2018 Plan increased the share pool limit by adding 350,000 common shares to the previously adopted Safety Insurance Group, Inc., 2018 Long-Term Incentive Plan. The Amended 2018 Plan enables the grant of stock awards, performance shares, cash-based performance units, other stock-based awards, stock options, stock appreciation rights, and stock unit awards, each of which may be granted separately or in tandem with other awards. Eligibility to participate includes officers, directors, employees and other individuals who provide bona fide services to the Company. The Amended 2018 Plan supersedes the Company’s 2002 Management Omnibus Incentive Plan (“the 2002 Incentive Plan”).

The Amended 2018 Plan establishes a pool of 700,000 shares of common stock available for issuance to our employees and other eligible participants. The Board of Directors and the Compensation Committee intend to issue awards under the Amended 2018 Plan in the future.

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At June 30, 2024, there were 366,422 shares available for future grant.

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

The following table summarizes restricted stock activity under the Amended 2018 Plan during the six months ended June 30, 2024 assuming a target payout for the 2024 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	66,929	$81.58	78,991		$81.40
Granted	38,221	85.61	25,390	(1)	85.61
Vested and unrestricted	(38,971)	82.03	(13,912)		79.27
Forfeited	(1,784)	81.93	(17,364)		79.91
Outstanding at end of period	64,395	$83.68	73,105		$83.62
(1)	Includes an update of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the Amended 2018 Plan.

As of June 30, 2024, there was $6,776 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years. The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2024 and 2023 was $4,300 and $5,456, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded compensation expense related to restricted stock of $1,926 and $1,918, net of income tax benefits of $512 and $510, respectively, within Underwriting, operating and related expenses on the Consolidated Statements of Operations.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of June 30, 2024

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,419	$—	$1	$(114)	$2,306
Obligations of states and political subdivisions	38,470	—	189	(2,674)	35,985
Residential mortgage-backed securities (1)	279,750	—	698	(26,690)	253,758
Commercial mortgage-backed securities	144,908	—	70	(13,814)	131,164
Other asset-backed securities	52,265	—	159	(2,369)	50,055
Corporate and other securities	602,423	(1,387)	2,807	(34,014)	569,829
Subtotal, fixed maturity securities	1,120,235	(1,387)	3,924	(79,675)	1,043,097
Equity securities (2)	196,039	—	28,192	(7,797)	216,434
Other invested assets (4)	154,195	—	—	—	154,195
Totals	$1,470,469	$(1,387)	$32,116	$(87,472)	$1,413,726

	As of December 31, 2023

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,420	$—	$15	$(115)	$2,320
Obligations of states and political subdivisions	38,682	—	262	(2,421)	36,523
Residential mortgage-backed securities (1)	267,271	—	1,945	(21,979)	247,237
Commercial mortgage-backed securities	153,923	—	200	(14,273)	139,850
Other asset-backed securities	64,043	—	217	(2,927)	61,333
Corporate and other securities	594,343	(1,208)	3,785	(32,038)	564,882
Subtotal, fixed maturity securities	1,120,682	(1,208)	6,424	(73,753)	1,052,145
Equity securities (2)	221,809	—	25,707	(9,494)	238,022
Other invested assets (4)	133,946	—	—	—	133,946
Totals	$1,476,437	$(1,208)	$32,131	$(83,247)	$1,424,113
(1)	Residential mortgage-backed securities consist primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 887 and 861 securities in an unrealized loss position at June 30, 2024 and December 31, 2023, respectively.
(4)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2024
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$49,547	$48,009
Due after one year through five years	341,408	324,956
Due after five years through ten years	231,402	215,777
Due after ten years through twenty years	20,706	19,088
Due after twenty years	249	290
Asset-backed securities	476,923	434,977
Totals	$1,120,235	$1,043,097

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross realized gains
Fixed maturity securities	$76	$300	$306	$839
Equity securities	3,125	1,843	6,262	3,366
Gross realized losses
Fixed maturity securities	(331)	(300)	(694)	(922)
Equity securities	(155)	(1,735)	(2,667)	(2,442)
Net realized gains on investments	$2,715	$108	$3,207	$841

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

The following tables as of June 30, 2024 and December 31, 2023 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,706	$114	$1,706	$114
Obligations of states and political subdivisions	3,623	71	28,676	2,603	32,299	2,674
Residential mortgage-backed securities	36,371	538	175,123	26,152	211,494	26,690
Commercial mortgage-backed securities	632	14	125,375	13,800	126,007	13,814
Other asset-backed securities	9,481	185	23,496	2,184	32,977	2,369
Corporate and other securities	53,157	1,412	361,811	32,602	414,968	34,014
Subtotal, fixed maturity securities	103,264	2,220	716,187	77,455	819,451	79,675
Equity securities	25,271	2,789	28,096	5,008	53,367	7,797
Total temporarily impaired securities	$128,535	$5,009	$744,283	$82,463	$872,818	$87,472

	As of December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,708	$115	$1,708	$115
Obligations of states and political subdivisions	403	17	28,893	2,404	29,296	2,421
Residential mortgage-backed securities	11,248	167	182,794	21,812	194,042	21,979
Commercial mortgage-backed securities	4,067	108	130,493	14,165	134,560	14,273
Other asset-backed securities	5,973	224	46,600	2,703	52,573	2,927
Corporate and other securities	39,453	1,338	369,163	30,700	408,616	32,038
Subtotal, fixed maturity securities	61,144	1,854	759,651	71,899	820,795	73,753
Equity securities	34,272	3,079	45,797	6,415	80,069	9,494
Total temporarily impaired securities	$95,416	$4,933	$805,448	$78,314	$900,864	$83,247

At June 30, 2024, U.S. Government residential mortgage backed securities with a fair value of $49,663 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 9 – Debt. These securities are included in fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

As of June 30, 2024 and December 31, 2023, the Company concluded that $1,387 and $1,208, respectively, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at June 30, 2024 and December 31, 2023 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following table represents a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning of period	$1,349	$1,600	$1,208	$678
Credit losses on securities with no previously recorded credit losses	41	363	41	717
Net increases (decreases) in allowance on previously impaired securities	11	(246)	152	322
Reduction due to sales	(14)	(82)	(14)	(82)
Writeoffs charged against allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Ending balance of period	$1,387	$1,635	$1,387	$1,635

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest on fixed maturity securities	$11,154	$11,960	$24,102	$23,704
Dividends on equity securities	1,480	1,484	3,147	3,094
Equity in earnings of other invested assets	1,650	1,194	3,057	2,280
Interest on other assets	79	34	161	65
Total investment income	14,363	14,672	30,467	29,143
Investment expenses	863	836	1,736	1,653
Net investment income	$13,500	$13,836	$28,731	$27,490

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of June 30, 2024. There were no significant changes to the valuation process during the six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At June 30, 2024 and December 31, 2023, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,043,097 and $1,052,145, respectively. At June 30, 2024 and December 31, 2023, the Company held no short-term investments, respectively. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of June 30, 2024
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,306	$—	$2,306	$—
Obligations of states and political subdivisions	35,985	—	35,985	—
Residential mortgage-backed securities	253,758	—	253,758	—
Commercial mortgage-backed securities	131,164	—	131,164	—
Other asset-backed securities	50,055	—	50,055	—
Corporate and other securities	569,829	—	569,829	—
Equity securities	184,002	181,882	—	2,120
Total investment securities	$1,227,099	$181,882	$1,043,097	$2,120

	As of December 31, 2023
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,320	$—	$2,320	$—
Obligations of states and political subdivisions	36,523	—	36,523	—
Residential mortgage-backed securities	247,237	—	247,237	—
Commercial mortgage-backed securities	139,850	—	139,850	—
Other asset-backed securities	61,333	—	61,333	—
Corporate and other securities	564,882	—	564,882	—
Equity securities	204,849	202,763	—	2,086
Total investment securities	$1,256,994	$202,763	$1,052,145	$2,086

As of June 30, 2024 and December 31, 2023, there were approximately $32,432 and $33,173, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2024 and 2023.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$2,086	$2,935	$2,086	$2,255
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	372	—	372	680
Sales	(338)	(643)	(338)	(643)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$2,120	$2,292	$2,120	$2,292
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three and six months ended June 30, 2024 and 2023. The Company held one Level 3 security at June 30, 2024 and 2023.

As an element of the FAIR Plan Restructuring, in a non-cash transaction, the Company liquidated its net asset position in the FAIR Plan of $13,254, and established assets as of June 30, 2024, including an Investment in FAIR Plan Trust of $14,929 and a receivable of $8,046, of which $6,437 was paid on July 2, 2024 and the remaining receivable is expected to be paid by November 1, 2024. Going forward, the Company’s Investment in FAIR Plan Trust will be adjusted to its current fair value on a quarterly basis with changes recognized through earnings.

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three and six months ended June 30, 2024 and 2023.

	At and For the		At and For the
	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$269,491	$824	$205,560	$1,262
Current period change for expected credit losses		788		420
Writeoffs of uncollectable accounts receivable		(673)		(686)
Balance, end of period	$312,361	$939	$238,563	$996

	At and For the		At and For the
	Six Months Ended June 30, 2024		Six months ended June 30, 2023
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$256,687	$1,053	$192,542	$1,446
Current period change for expected credit losses		1,425		904
Writeoffs of uncollectable accounts receivable		(1,539)		(1,354)
Balance, end of period	$312,361	$939	$238,563	$996

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represents 92% and 94% of the total reinsurance recoverable on paid and unpaid losses at June 30, 2024 and December 31, 2023, respectively. The remaining 8% and 6%, respectively, of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of June 30, 2024 and December 31, 2023, most of the reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at June 30, 2024 or December 31, 2023.

7.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Six Months Ended June 30,
	2024	2023
Reserves for losses and LAE at beginning of year	$603,081	$549,598
Less receivable from reinsurers related to unpaid losses and LAE	(112,623)	(93,394)
Net reserves for losses and LAE at beginning of year	490,458	456,204
Incurred losses and LAE, related to:
Current year	371,516	332,197
Prior years	(30,375)	(21,521)
Total incurred losses and LAE	341,141	310,676
Paid losses and LAE related to:
Current year	183,925	165,914
Prior years	152,784	132,719
Total paid losses and LAE	336,709	298,633
Net reserves for losses and LAE at end of period	494,890	468,247
Plus receivable from reinsurers related to unpaid losses and LAE	126,747	96,780
Reserves for losses and LAE at end of period	$621,637	$565,027

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $30,375 and $21,521 for the six months ended June 30, 2024 and 2023, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities. The decreases in prior years reserves during the six months ended June 30, 2024 and 2023 are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

As of June 30, 2024, the Company carried $11,802 of reserves for losses and LAE related to participation in the FAIR Plan, and a total net asset of $13,254 representing its estimated share of members’ equity based on the estimated profitability of the FAIR Plan. As an element of the FAIR Plan Restructuring, the FAIR Plan calculated each member company’s equity balance and notified the Company that our net asset balances was $22,975 as of June 30, 2024. As a result, the Company recognized an increase in our asset and an underwriting gain of $9,721 through the release of prior years loss reserves (“FAIR Plan Development”), which is included in the Company’s prior years reserves decrease of $30,375 for six months ended June 30, 2024.

The Company's automobile lines of business reserves decreased for the six months ended June 30, 2024 and 2023, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

8.  Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $170,000 to investments in limited partnerships. The Company has contributed $140,266 to these commitments as of June 30, 2024. As of June 30, 2024, the remaining committed capital that could be called is $38,338, which includes potential recallable capital distributions.

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

On October 19, 2021, the Supreme Judicial Court of Massachusetts (the “SJC”) unanimously ruled that property and casualty insurers must compensate third-party claimants under property damage coverage, part 4 of the standard Massachusetts automobile insurance policy, 2008 edition (standard policy), for the inherent diminished value (“IDV”) that occurs when their vehicles are damaged in a crash. This ruling overturned a previous decision by the Massachusetts Superior Court (the “Superior Court”), which found that a Massachusetts auto insurance policy did not provide property damage coverage for inherent diminished value damages for third-party claimants. The SJC placed the burden of proof on the individual claimant by explicitly specifying that the claimant must establish that the vehicle has suffered IDV damages and also the amount of IDV damages at issue. The SJC further ruled that an insurer’s previous denial of coverage for such damages could not serve as the basis for a claim of unfair business practices. On June 20, 2023, the Superior Court denied a motion brought by the plaintiffs seeking class certification. The plaintiffs had filed a motion to amend the complaint, seeking to address the concerns raised by the Superior Court in denying their motion for class certification, which Safety had opposed. The motion was denied thus at this point, there will not be a renewed motion for class certification. As such, Safety has not accrued for a specific loss contingency.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of June 30, 2024, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at June 30, 2024 and December 31, 2023. The credit facility commitment fee included in interest expense was computed at a rate of 0.20% and 0.25% per annum on the $30,000 commitment at June 30, 2024 and 2023, respectively.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S. Government residential mortgage backed securities. At June 30, 2024, the Company has the ability to borrow $201,114 using eligible invested assets that would be used as collateral.

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

On April 8, 2024, the Company borrowed $10,000 from FHLB-Boston for a term of one-week, bearing an interest rate of 5.50%. The interest and principal was paid on the maturity date of April 15, 2024.

On April 15, 2024, the Company borrowed $5,000 from FHLB-Boston for a term of one-week, bearing an interest rate of 5.52%. The interest and principal was paid on the maturity date of April 22, 2024.

The Company estimates the fair value of the FHLB-Boston loan by discounting cash flows using the interest rate stated in the loan agreement, which is an observable input. As such, the loan is categorized as Level 2 within the fair value hierarchy. The fair value of the outstanding loan was $30,288 and $30,468 at June 30, 2024 and December 31, 2023, respectively. The loan is fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $49,663 and $53,503 at June 30, 2023 and December 31, 2023, respectively. The borrowing is outstanding from the FHLB-Boston at June 30, 2024 and December 31, 2023.

Interest expense on the FHLB-Boston borrowing was $125 and $359 for the three months ended June 30, 2024 and 2023, respectively. Interest expense on the FHLB-Boston borrowing was $233 and $514 for the six months ended June 30, 2024 and 2023, respectively.

10. Income Taxes

Federal income tax expense for the six months ended June 30, 2024 and 2023 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service. Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the six months ended June 30, 2024, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

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

No share purchases were made by the Company under the program during the three and six months ended June 30, 2024. The Company purchased 74,213 shares at a cost of $5,240 during the three and six months ended June 30, 2023. Included in the cost of treasury stock acquired during 2023 is the one percent excise tax imposed as part of the Inflation Reduction Act, which became effective January 1, 2023. As of June 30, 2024 and December 31, 2023, the Company had purchased 3,215,690 shares at a cost of $155,240.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$1,006	$1,042	$2,019	$2,050

Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,158	$1,175	$2,240	$2,318
Weighted average remaining lease term
Operating leases			4.36 Years	5.29 Years
Weighted average discount rate
Operating leases			2.48%	2.42%

Maturities of lease liabilities were as follows:

Operating Leases
2024	$2,296
2025	4,211
2026	3,980
2027	3,973
2028	3,906
Thereafter	—
Total lease payments	18,366
Less imputed interest	(400)
Total	$17,966

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

We are a leading provider of private passenger automobile, commercial automobile, homeowners and commercial other-than-auto insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 54.7% of our direct written premiums in 2023), we offer a portfolio of other insurance products, including commercial automobile (15.9% of 2023 direct written premiums), homeowners (24.5% of 2023 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.9% of 2023 direct written premiums). Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, Safety P&C and Safety Northeast (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 834 in 1,090 locations throughout these three states at December 31, 2023. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the second largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 8.7% and 12.7% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2023 according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. We are also the third largest homeowners insurance carrier in Massachusetts with a 6.2% share of the Massachusetts homeowners insurance market.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on June 18, 2024.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. In November 2020, we formed a fourth insurance subsidiary, Safety Northeast, which became licensed to write insurance products in Massachusetts.

The table below shows the amount of direct written premiums written in each state during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
Direct Written Premiums	2024	2023	2024	2023
Massachusetts	$299,411	$247,819	$553,762	$455,771
New Hampshire	13,325	10,689	24,084	19,301
Maine	2,775	1,649	5,004	2,937
Total	$315,511	$260,157	$582,850	$478,009

Recent Trends and Events

Since 1998, the Company has been a member company of the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”). The FAIR Plan is a residual market insurance association in which all companies writing basic property insurance in the Commonwealth of Massachusetts are required to participate with profits and losses shared among member companies on a written premium basis. On April 1, 2024, the Massachusetts Division of Insurance approved a restructuring of the FAIR Plan transforming it from a partnership that shares profits and losses with member companies to a stand-alone, risk bearing entity, and distributing the accumulated members’ equity.

The Company carried a net asset of $13,254 as of June 30, 2024, representing its estimated share of members’ equity based on the estimated profitability of the FAIR Plan. As an element of the restructuring, the FAIR Plan calculated each member company’s equity balance and notified the Company that our net asset balance was $22,975 as of June 30, 2024. As a result, the Company recognized an increase in our asset and an underwriting gain of $9,721 through the release of prior year loss reserves, (“FAIR Plan Development”). Additionally, the restructuring required the Company to establish assets as of June 30, 2024, including an Investment in FAIR Plan Trust of $14,929 and a receivable of $8,046, of which $6,437 was paid on July 2, 2024 and the remaining receivable is expected to be paid by November 1, 2024. Going forward, the Company’s investment in FAIR Plan Trust will be adjusted to its current fair value on a quarterly basis with changes recognized through earnings.

Direct and Net Written Premiums. For the three months ended June 30, 2024 direct written premium growth and net written premium growth were 21.3% and 22.1%, respectively. The increase in premium is driven by new business production and rate increases. For the six months ended June 30, 2024, the Company achieved policy count growth across all lines of business, including 11.9%, 4.9% and 10.3% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2023. Additionally, for the six months ended June 30, 2024, average written premium per policy increased 12.4%, 8.5% and 8.8% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2023.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred for the three months ended June 30, 2024 increased by $29,219, or 20.4%, to $172,742 from $143,523 for the comparable 2023 period. Losses and loss adjustment expenses incurred for the six months ended June 30, 2024 increased by $30,465, or 9.8%, to $341,141 from $310,676 for the comparable 2023 period. The increase in losses and loss adjustment expenses is primarily driven by larger policy counts. Our losses and loss adjustment expenses ratio for the three months ended June 30, 2024 decreased to 70.0% from 71.0% for the comparable 2023 period. Our losses and loss adjustment expense ratio for the six months ended June 30, 2024 decreased to 70.6% from 78.9%. The decrease in losses and loss adjustment expenses is primarily due to favorable prior year development including the FAIR Plan Development. Additionally, the prior year losses and loss adjustment expense ratio for the six months ended June 30, 2023 was impacted by a severe weather event, totaling $32,100 of losses and loss adjustment expenses.

Non-generally accepted accounting principles (“non-GAAP”) operating income, as defined below, was $17,272 for the three months ended June 30, 2024 and $31,018 for the six months ended June 30, 2024, respectively. Non-GAAP operating income was $11,993 for the three months ended June 30, 2023, compared to non-GAAP operating loss of $803 for the six months ended June 30, 2023, respectively. The increase in non-GAAP operating income for the three and six months ended June 30, 2024 was primarily the result of favorable prior year loss development including the FAIR Plan Development. Non-GAAP operating income for the six months ended June 30, 2023 was adversely impacted by a severe winter weather event. Non-GAAP operating income was $1.18 per diluted share for the three months ended June 30, 2024 and $2.09 per diluted share, for the six months ended June 30, 2024, compared to non-GAAP operating income of $0.80 per diluted share for the three months ended June 30, 2023, and a non-GAAP operating loss of $0.07 per diluted share, for the six months ended June 30, 2023.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts, New Hampshire and Maine in 2024 and 2023.

Line of Business	Effective Date	Rate Change
Massachusetts Homeowners	August 1, 2024	5.9%
Massachusetts Private Passenger Automobile	July 1, 2024	4.8%
Massachusetts Commercial Automobile	May 1, 2024	6.3%
New Hampshire Private Passenger Automobile	April 1, 2024	3.4%
Massachusetts Private Passenger Automobile	January 1, 2024	3.5%
New Hampshire Commercial Automobile	November 1, 2023	7.9%
New Hampshire Homeowners	October 1, 2023	6.0%
Maine Private Passenger Automobile	October 1, 2023	7.3%
New Hampshire Private Passenger Automobile	September 1, 2023	6.5%
Massachusetts Homeowners	August 1, 2023	3.9%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP ratios:
Loss ratio	70.0%	71.0%	70.6%	78.9%
Expense ratio	29.9	30.9	30.3	31.1
Combined ratio	99.9%	101.9%	100.9%	110.0%

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At June 30, 2024, there were 366,422 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the six months ended June 30, 2024 is as follows:

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

At June 30, 2024, we had a $146,512 recoverable from CAR, which comprises loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Results of Operations

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct written premiums	$315,511	$260,157	$582,850	$478,009
Net written premiums	$294,935	$244,969	$545,230	$447,853
Net earned premiums	$246,944	$202,225	$482,997	$393,960
Net investment income	13,500	13,836	28,731	27,490
Earnings from partnership investments	2,480	553	4,252	2,719
Net realized gains on investments	2,715	108	3,207	841
Change in net unrealized gains on equity securities	(3,483)	6,266	4,182	7,036
Credit loss expense	(37)	(35)	(179)	(957)
Commission income	2,027	1,758	3,835	3,241
Finance and other service income	5,637	4,732	10,991	8,872
Total revenue	269,783	229,443	538,016	443,202
Losses and loss adjustment expenses	172,742	143,523	341,141	310,676
Underwriting, operating and related expenses	73,921	62,582	146,188	122,615
Other expense	1,747	1,523	3,584	3,193
Interest expense	138	348	261	558
Total expenses	248,548	207,976	491,174	437,042
Income before income taxes	21,235	21,467	46,842	6,160
Income tax expense	4,599	4,466	10,128	1,496
Net income	$16,636	$17,001	$36,714	$4,664
Earnings per weighted average common share:
Basic	$1.13	$1.15	$2.49	$0.32
Diluted	$1.13	$1.15	$2.48	$0.31
Cash dividends paid per common share	$0.90	$0.90	$1.80	$1.80

Reconciliation of Net Income to Non-GAAP Operating Income (Loss)

Net income	$16,636	$17,001	$36,714	$4,664
Exclusions from net income:
Net realized gains on investments	(2,715)	(108)	(3,207)	(841)
Change in net unrealized gains on equity securities	3,483	(6,266)	(4,182)	(7,036)
Credit loss expense	37	35	179	957
Income tax (benefit) expense on exclusions from net income	(169)	1,331	1,514	1,453
Non-GAAP Operating income (loss)	$17,272	$11,993	$31,018	$(803)

Net income per diluted share	$1.13	$1.15	$2.48	$0.31
Exclusions from net income:
Net realized gains on investments	(0.18)	(0.01)	(0.22)	(0.06)
Change in net unrealized (gains) on equity securities	0.24	(0.43)	(0.28)	(0.48)
Credit loss expense	-	-	0.01	0.06
Income tax (benefit) expense on exclusions from net income	(0.01)	0.09	0.10	0.10
Non-GAAP Operating income (loss) per diluted share	$1.18	$0.80	$2.09	$(0.07)

Direct Written Premiums. Direct written premiums for the three months ended June 30, 2024 increased by $55,354, or 21.3%, to $315,511 from $260,157 for the comparable 2023 period. Direct written premiums for the six months ended June 30, 2024 increased by $104,841, or 21.9%, to $582,850 from $478,009 for the comparable 2023 period. The increases in direct written premium and net written premium are a result of new business production and rate increases. For the six months ended June 30, 2024, the Company achieved policy count growth across all lines of business, including 11.9%, 4.9% and 10.3% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2023. Additionally, for the six months ended June 30, 2024, average written premium per policy increased 12.4%, 8.5% and 8.8% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2023.

Net Written Premiums. Net written premiums for the three months ended June 30, 2024 increased by $49,966, or 20.4%, to $294,935 from $244,969 for the comparable 2023 period. Net written premiums for the six months ended June 30, 2024 increased by $97,377, or 21.7%, to $545,230 from $447,853 for the comparable 2023 period. The increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums. Net earned premiums for the three months ended June 30, 2024 increased by $44,719, or 22.1%, to $246,944 from $202,225 for the comparable 2023 period. Net earned premiums for the six months ended June 30, 2024 increased by $89,037, or 22.6%, to $482,997 from $393,960 for the comparable 2023 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Written Premiums
Direct	$315,511	$260,157	$582,850	$478,009
Assumed	8,325	8,528	17,763	15,758
Ceded	(28,901)	(23,716)	(55,383)	(45,914)
Net written premiums	$294,935	$244,969	$545,230	$447,853

Earned Premiums
Direct	$265,908	$217,281	$517,792	$422,836
Assumed	7,997	7,605	16,965	15,518
Ceded	(26,961)	(22,661)	(51,760)	(44,394)
Net earned premiums	$246,944	$202,225	$482,997	$393,960

Net Investment Income. Net investment income for the three months ended June 30, 2024 decreased $336, or 2.4%, to $13,500 from $13,836 for the comparable 2023 period. Net investment income for the six months ended June 30, 2024 increased by $1,241, or 4.5%, to $28,731 from $27,490 for the comparable 2023 period. The decrease for the three months ended June 30, 2024 from the comparable 2023 period is due to the timing of interest and cash payments from our variable rate secured and senior bank loans and high yield bonds. The increase for the six months ended June 30, 2024 from the comparable 2023 period is a result of increases in interest rates on our fixed maturity portfolio as compared to the prior year. Net effective annualized yield on the investment portfolio was 3.9% for the three months June 30, 2024 and 2023, respectively. Net effective annualized yield on the investment portfolio was 4.1% for the six months ended June 30, 2024 compared to 3.9% for the comparable 2023 period. The investment portfolio’s duration on fixed maturities was 3.5 years at June 30, 2024 compared to 3.6 years at December 31, 2023.

Earnings from Partnership Investments. Earnings from partnership investments were $2,480 for the three months ended June 30, 2024 compared to $553 for the comparable 2023 period. Earnings from partnership investments were $4,252 for the six months ended June 30, 2024 compared to $2,719 for the comparable 2023 period. The six months 2024 earnings reflect an increase in investment appreciation and timing of cash proceeds received compared to the prior year. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments. Net realized gains on investments was $2,715 for the three months ended June 30, 2024 compared to $108 for the comparable 2023 period. Net realized gains on investments was $3,207 for the six months ended June 30, 2024 compared to $841 for the comparable 2023 period. The increase in net realized gains is driven primarily by the sale of equity securities in a gain position.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of June 30, 2024

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,419	$—	$1	$(114)	$2,306
Obligations of states and political subdivisions	38,470	—	189	(2,674)	35,985
Residential mortgage-backed securities (1)	279,750	—	698	(26,690)	253,758
Commercial mortgage-backed securities	144,908	—	70	(13,814)	131,164
Other asset-backed securities	52,265	—	159	(2,369)	50,055
Corporate and other securities	602,423	(1,387)	2,807	(34,014)	569,829
Subtotal, fixed maturity securities	1,120,235	(1,387)	3,924	(79,675)	1,043,097
Equity securities (2)	196,039	—	28,192	(7,797)	216,434
Other invested assets (4)	154,195	—	—	—	154,195
Totals	$1,470,469	$(1,387)	$32,116	$(87,472)	$1,413,726
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

(3)Our investment portfolio included 887 securities in an unrealized loss position at June 30, 2024.
(4)Other invested assets accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of June 30, 2024
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$253,758	24.3%
Aaa/Aa	207,399	19.9
A	202,831	19.4
Baa	200,672	19.2
Ba	43,705	4.2
B	80,807	7.7
Caa/Ca	4,338	0.4
Not rated	49,587	4.9
Total	$1,043,097	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

As of June 30, 2024, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2024.

	As of June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,706	$114	$1,706	$114
Obligations of states and political subdivisions	3,623	71	28,676	2,603	32,299	2,674
Residential mortgage-backed securities	36,371	538	175,123	26,152	211,494	26,690
Commercial mortgage-backed securities	632	14	125,375	13,800	126,007	13,814
Other asset-backed securities	9,481	185	23,496	2,184	32,977	2,369
Corporate and other securities	53,157	1,412	361,811	32,602	414,968	34,014
Subtotal, fixed maturity securities	103,264	2,220	716,187	77,455	819,451	79,675
Equity securities	25,271	2,789	28,096	5,008	53,367	7,797
Total temporarily impaired securities	$128,535	$5,009	$744,283	$82,463	$872,818	$87,472

As of June 30, 2024 and December 31, 2023, the Company concluded that $1,387 and $1,208, respectively, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at June 30, 2024 and December 31, 2023 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Commission Income: Commission income includes revenues from new and renewal commissions paid by insurance carriers, which we recognize when earned. Commission income was $2,027 and $1,758 for the three months ended June 30, 2024 and 2023, respectively. Commission income was $3,835 and $3,241 for the six months ended June 30, 2024 and 2023, respectively.

Finance and Other Service Income. Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended June 30, 2024 increased by $905, or 19.1%, to $5,637 from $4,732 for the comparable 2023 period. Finance and other service income for the six months ended June 30, 2024, increased by $2,119, or 23.9%, to $10,991 from $8,872 for the comparable 2023 period. The increase is primarily driven by the increase in policy counts and changes to our fee assessment policies.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred for the three months ended June 30, 2024 increased by $29,219, or 20.4%, to $172,742 from $143,523 for the comparable 2023 period. Losses and loss adjustment expenses incurred for the six months ended June 30, 2024 increased by $30,465, or 9.8%, to $341,141 from $310,676 for the comparable 2023 period.

Our GAAP loss ratio for the three months ended June 30, 2024 decreased to 70.0% from 71.0% for the comparable 2023 period. Our GAAP loss ratio for the six months ended June 30, 2024 decreased to 70.6% from 78.9% for the comparable 2023 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended June 30, 2024 was 60.6% compared to 76.2% for the comparable 2023 period. Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2024 was 61.4% compared to 69.0% for the comparable 2023 period. Total prior year favorable development included in the pre-tax results for the three months ended June 30, 2024 was $19,417 compared to $9,988 for the comparable 2023 period. Total prior year favorable development included in the pre-tax results for the six months ended June 30, 2024 was $30,375 compared to $21,521 for the comparable 2023 period. The increase in prior year favorable development in 2024 is primarily related to the FAIR Plan Development of $9,721.

Underwriting, Operating and Related Expenses. Underwriting, operating and related expenses for the three months ended June 30, 2024 increased by $11,339, or 18.1%, to $73,921 from $62,582 for the comparable 2023 period. Underwriting, operating and related expenses for the six months ended June 30, 2024 increased by $23,573, or 19.2%, to $146,188 from $122,615 for the comparable 2023 period. The increase in the three months and six months ended June 30, 2023 is driven by an increase in base commissions resulting from the increase in written premiums, offset by a decrease in contingent commission expenses. Our GAAP expense ratio for the three months ended June 30, 2024 decreased to 29.9% from 30.9% for the comparable 2023 period. Our GAAP expense ratio for the six months ended June 30, 2024 decreased to 30.3% from 31.1% for the comparable 2023 period.

Interest Expense. Interest expense was $138 and $348 for the three months ended June 30, 2024 and 2023, respectively. Interest expense was $261 for the six months ended June 30, 2024 compared to $558 for the comparable 2023 period. The credit facility commitment fee included in interest expense was $31 and $37 for the six months ended June 30, 2024 and 2023, respectively.

Income Tax Expense. Our effective tax rate was 21.7% and 20.8% for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate was 21.6% and 24.3% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate in 2024 was higher than the statutory rate primarily due to the effects of stock-based compensation and permanent differences regarding executive compensation.

Net Income. Net income for the three months ended June 30, 2024 was $16,636 compared to net income of $17,001 for the comparable 2023 period. Net income for the six months ended June 30, 2024 was $36,714 compared to $4,664 for the comparable 2023 period.

Non-GAAP Operating Income. Non-GAAP operating income, as defined above, was $17,272 for the three months ended June 30, 2024 compared to $11,993 for the comparable 2023 period. Non-GAAP operating income was $31,018 for the six months ended June 30, 2024 compared to Non-GAAP operating loss of $803 for the comparable 2023 period.

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

Net cash provided by operating activities was $4,454 and net cash used for operating activities $13,438 during the six months ended 2024 and 2023, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash provided by investing activities was $28,821 and $45,694 during the six months ended June 30, 2024 and 2023, respectively. Fixed maturities, equity securities, and other invested assets purchased were $102,580 for the six months ended June 30, 2024 compared to $64,290 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $136,009 during the six months ended June 30, 2024 compared to $110,615 for the comparable prior year period.

Net cash used for financing activities was $26,848 and $32,168 during the six months ended June 30, 2024 and 2023, respectively. Net cash used for financing activities during the six months ended June 30, 2024 consisted of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts (the “Commissioner”). The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2023, the statutory surplus of Safety Insurance was $744,904, and its statutory net income for 2023 was $4,022. As a result, a maximum of $74,490 is available in 2024 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $670,414 at December 31, 2023. During the six months ended June 30, 2024, Safety Insurance paid dividends to Safety of $26,044.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2024 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2024	March 1, 2024	March 15, 2024	$0.90	$13,280
May 8, 2024	June 1, 2024	June 15, 2024	$0.90	$13,308

On August 7, 2024, our Board approved and declared a quarterly cash dividend of $0.90 per share which will be paid on September 13, 2024 to shareholders of record on September 3, 2024. We plan to continue to declare and pay quarterly cash dividends, depending on our financial position and the regularity of our cash flows.

On February 23, 2022, the Board of Directors approved a share repurchase program of up to $50,000 of the Company’s outstanding common shares. As of June 30, 2024, the Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

No shares were purchased by the Company during the three and six months ended June 30, 2024. The Company purchased 74,213 shares at a cost of $5,240 during the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, the Company had purchased 3,215,690 shares of common stock at a cost of $155,240.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $461,619 to $515,766 as of June 30, 2024. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $494,890 as of June 30, 2024.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2024.

	As of June 30, 2024
Line of Business	Low	Recorded	High
Private passenger automobile	$212,022	$226,238	$235,362
Commercial automobile	102,906	109,407	115,764
Homeowners	83,787	89,884	92,504
All other	62,904	69,361	72,136
Total	$461,619	$494,890	$515,766

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30, 2024.

	As of June 30, 2024
Line of Business	Case	IBNR	Total
Private passenger automobile	$290,860	$(64,632)	$226,228
CAR assumed private passenger auto	1	8	9
Commercial automobile	70,813	5,500	76,313
CAR assumed commercial automobile	19,444	13,650	33,094
Homeowners	94,495	(5,725)	88,770
FAIR Plan assumed homeowners	4,338	(3,224)	1,114
All other	43,295	26,067	69,362
Total net reserves for losses and LAE	$523,246	$(28,356)	$494,890

At June 30, 2024, our total IBNR reserves for our private passenger automobile line of business was comprised of ($102,276) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $37,644 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves. The IBNR reserves for CAR assumed commercial automobile business are 41.2% of our total reserves for CAR assumed commercial automobile business as of June 30, 2024, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of June 30, 2024.

	As of June 30, 2024
Line of Business	Retained	Assumed	Net
Private passenger automobile	$226,228
CAR assumed private passenger automobile		$9
Net private passenger automobile			$226,237
Commercial automobile	76,313
CAR assumed commercial automobile		33,094
Net commercial automobile			109,407
Homeowners	88,770
FAIR Plan assumed homeowners		1,114
Net homeowners			89,884
All other	69,362	—	69,362
Total net reserves for losses and LAE	$460,673	$34,217	$494,890

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

Residual market deficits and gains, consists of premium ceded to the various residual markets less losses and LAE, and is allocated among insurance companies based on a various formulas (the “Participation Ratio”) that takes into consideration a company’s voluntary market share.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the six months ended June 30, 2024, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $4,830. Each 1 percentage-point change in the loss and loss expense ratio would have had a $3,816 effect on net income, or $0.26 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30, 2024. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.

A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,525)	$(2,262)	$—
Estimated increase in net income	3,575	1,787	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,262)	—	2,262
Estimated increase (decrease) in net income	1,787	—	(1,787)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,262	4,525
Estimated decrease in net income	—	(1,787)	(3,575)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,526)	(763)	—
Estimated increase in net income	1,206	603	—
No Change in Severity
Estimated (decrease) increase in reserves	(763)	—	763
Estimated increase (decrease) in net income	603	—	(603)
+1 Percent Change in Severity
Estimated increase in reserves	—	763	1,526
Estimated decrease in net income	—	(603)	(1,206)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,775)	(888)	—
Estimated increase in net income	1,402	702	—
No Change in Severity
Estimated (decrease) increase in reserves	(888)	—	888
Estimated increase (decrease) in net income	702	—	(702)
+1 Percent Change in Severity
Estimated increase in reserves	—	888	1,775
Estimated decrease in net income	—	(702)	(1,402)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,387)	(694)	—
Estimated increase in net income	1,096	548	—
No Change in Severity
Estimated (decrease) increase in reserves	(694)	—	694
Estimated increase (decrease) in net income	548	—	(548)
+1 Percent Change in Severity
Estimated increase in reserves	—	694	1,387
Estimated decrease in net income	—	(548)	(1,096)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2024. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(331)	$331
Estimated increase (decrease) in net income	261	(261)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(21)	21
Estimated increase (decrease) in net income	17	(17)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $30,375 and $21,521 during the six months ended June 30, 2024 and 2023, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2024 and 2023. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

	Six Months Ended June 30,
Accident Year	2024	2023
2014 & prior	$(297)	$(757)
2015	(825)	(1,062)
2016	(560)	(558)
2017	(185)	(2,328)
2018	(1,146)	(1,441)
2019	(1,834)	(4,124)
2020	(1,765)	(5,999)
2021	(2,460)	(2,543)
2022	(2,697)	(2,709)
2023	(8,885)	—
FAIR Plan	(9,721)	—
All prior years	$(30,375)	$(21,521)

The decreases in prior years’ reserves during the six months ended June 30, 2024 and 2023 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2024 decrease is composed of reductions of $3,648 in our private passenger automobile reserves, $2,853 in our commercial automobile reserves, $13,565 in our homeowners reserves, which includes $9,721 of FAIR Plan Development, and $10,309 in our other lines reserves. The 2023 decrease is primarily composed of reductions of $6,076 in our private passenger automobile reserves, $3,386 in our commercial automobile reserves, $4,894 in our homeowners reserves and $7,165 in our other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses June 30, 2024.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2014 & prior	$(73)	$—	$—	$(224)	$(297)
2015	—	(354)	(31)	(440)	(825)
2016	62	(36)	—	(586)	(560)
2017	31	(84)	29	(161)	(185)
2018	571	97	(226)	(1,588)	(1,146)
2019	(122)	(894)	(88)	(730)	(1,834)
2020	(162)	(317)	(624)	(662)	(1,765)
2021	181	(245)	(1,089)	(1,307)	(2,460)
2022	1,475	(346)	(1,032)	(2,794)	(2,697)
2023	(5,611)	(674)	(783)	(1,817)	(8,885)
FAIR Plan Development	—	—	(9,721)	—	(9,721)
All prior years	$(3,648)	$(2,853)	$(13,565)	$(10,309)	$(30,375)

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2024
Estimated fair value	$1,080,032	$1,043,097	$1,003,996
Estimated increase (decrease) in fair value	$36,935	$—	$(39,101)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At June 30, 2024, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2024, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares. The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No shares were repurchased during the three and six months ended June 30, 2024.

	Total number	Average	Total number of shares purchased as part of	Maximum number of
	of Shares	price paid	publicly announced	shares that may yet be purchased under the
Period	purchase	per share	plans or programs	plans or programs
April 1-30, 2024	—	—	—	703,971
May 1-31, 2024	—	—	—	703,971
June 1-30, 2024	—	—	—	703,971
Total	—	—	—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.  Other Information

During the three months ended June 30, 2024, none of the officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) or directors of the Company adopted, terminated or modified any contract, instruction or written plan for the purchase and sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

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

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description
10.30	Employment Agreement between Safety Insurance Group, Inc. and Brian S. Lam as of March 1, 2024(3)

10.31	Amended and Restated Annual Performance Incentive Plan Safety Insurance Group, Inc.(3)

10.32	Employment Agreement between Safety Insurance Group, Inc. and Mary F. McConnell as of July 1, 2024.(3)

11.0	Statement re: Computation of Per Share Earnings (1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

101.INS	Inline XBRL Instance Document(2)

101.SCH	Inline XBRL Taxonomy Extension Schema(2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase(2)

104	The cover page from this Current Report on form 10-Q, formatted in Inline XBRL(2)
(1)	Not included herein as the information is included as part of this Form 10-Q, Item 1 – Financial Statements, Note 3, Earnings per Weighted Average Common Share.
(2)	Included herein.
(3)	Denotes management contract or compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2024	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer