Form 10-Q
period 2024-09-30
SAFETY INSURANCE GROUP INC
filed 2024-11-08
CIK 1172052

Acrthe

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ◻  No ☒

As of November 6, 2024 there were 14,838,007 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,141,326 and $1,120,682, allowance for expected credit losses of $1,545 and $1,208)	$1,098,984	$1,052,145
Short-term investments, at fair value (cost: $19,729 and $0)	19,729	—
Equity securities, at fair value (cost: $195,247 and $221,809)	226,340	238,022
Other invested assets	157,883	133,946
Total investments	1,502,936	1,424,113
Cash and cash equivalents	62,598	38,152
Accounts receivable, net of allowance for expected credit losses of $701 and $1,053	311,443	256,687
Receivable for securities sold	2	124
Accrued investment income	7,646	7,261
Taxes recoverable	2,233	623
Receivable from reinsurers related to paid loss and loss adjustment expenses	26,880	13,129
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	131,596	112,623
Ceded unearned premiums	37,682	32,346
Deferred policy acquisition costs	106,517	91,917
Deferred income taxes	4,837	12,150
Equity and deposits in pools	9,691	35,247
Operating lease right-of-use-assets	16,845	19,756
Goodwill	17,093	17,093
Intangible assets	7,967	7,551
Other assets	24,672	25,232
Total assets	$2,270,638	$2,094,004

Liabilities
Loss and loss adjustment expense reserves	$644,175	$603,081
Unearned premium reserves	621,975	528,150
Accounts payable and accrued liabilities	69,039	64,235
Payable for securities purchased	6,867	1,863
Payable to reinsurers	30,296	15,941
Short-term debt	30,000	—
Long-term debt	—	30,000
Operating lease liabilities	16,845	19,756
Other liabilities	—	26,711
Total liabilities	1,419,197	1,289,737

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,995,584 and 17,949,484 shares issued	180	179
Additional paid-in capital	229,891	226,380
Accumulated other comprehensive loss, net of taxes	(32,230)	(53,191)
Retained earnings	803,893	781,192
Treasury stock, at cost: 3,157,577 shares	(150,293)	(150,293)
Total shareholders’ equity	851,441	804,267
Total liabilities and shareholders’ equity	$2,270,638	$2,094,004

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net earned premiums	$258,657	$214,425	$741,654	$608,385
Net investment income	12,210	14,005	40,941	41,495
Earnings from partnership investments	4,345	2,427	8,597	5,146
Net realized gains on investments	1,314	270	4,521	1,111
Change in net unrealized gains on equity securities	10,698	(9,184)	14,880	(2,148)
Credit loss (expense) benefit	(158)	403	(337)	(554)
Commission income	1,963	1,918	5,798	5,159
Finance and other service income	6,253	5,094	17,244	13,966
Total revenue	295,282	229,358	833,298	672,560

Losses and loss adjustment expenses	182,489	159,521	523,630	470,197
Underwriting, operating and related expenses	77,868	65,217	224,056	187,832
Other expense	1,896	2,005	5,480	5,198
Interest expense	124	139	385	697
Total expenses	262,377	226,882	753,551	663,924

Income before income taxes	32,905	2,476	79,747	8,636
Income tax expense	7,016	527	17,144	2,023
Net income	$25,889	$1,949	$62,603	$6,613

Earnings per weighted average common share:
Basic	$1.74	$0.13	$4.24	$0.45
Diluted	$1.73	$0.13	$4.24	$0.45

Cash dividends paid per common share	$0.90	$0.90	$2.70	$2.70

Number of shares used in computing earnings per share:
Basic	14,838,584	14,645,988	14,689,025	14,669,709
Diluted	14,865,211	14,682,082	14,715,494	14,721,063

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$25,889	$1,949	$62,603	$6,613

Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains during the period, net of income tax benefit (expense) of $7,616 , ($3,546), $6,520 and ($1,647).	28,651	(13,339)	24,533	(6,191)
Reclassification adjustment for net realized gains on investments included in net income, net of income tax expense of ($276), ($57), ($950) and ($233).	(1,038)	(213)	(3,572)	(878)
Other comprehensive income (loss), net of tax:	27,613	(13,552)	20,961	(7,069)

Comprehensive income (loss)	$53,502	$(11,603)	$83,564	$(456)

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2022	$179	$222,049	$(80,538)	$815,309	$(145,000)	$811,999
Net loss, January 1 to March 31, 2023	—	—	—	(12,337)	—	(12,337)
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	15,255	—	—	15,255
Restricted share awards issued	—	522	—	—	—	522
Recognition of employee share-based compensation, net of deferred federal income taxes	—	733	—	—	—	733
Dividends paid and accrued	—	—	—	(13,247)	—	(13,247)
Balance at March 31, 2023	179	223,304	(65,283)	789,725	(145,000)	802,925
Net income, April 1 to June 30, 2023	—	—	—	17,001	—	17,001
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	(8,772)	—	—	(8,772)
Restricted share awards issued	—	72				72
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,100	—	—	—	1,100
Dividends paid and accrued	—	—	—	(13,283)	—	(13,283)
Acquisition of treasury stock	—	—	—	—	(5,293)	(5,293)
Balance at June 30, 2023	179	$224,476	(74,055)	793,443	(150,293)	793,750
Net income, July 1 to September 30, 2023	—	—	—	1,949	—	1,949
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	(13,552)	—	—	(13,552)
Recognition of employee share-based compensation, net of deferred federal income taxes	—	825	—	—	—	825
Dividends paid and accrued	—	—	—	(13,223)	—	(13,223)
Balance at September 30, 2023	$179	$225,301	$(87,607)	$782,169	$(150,293)	$769,749

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (Loss),	Retained	Treasury	Shareholders’
		Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2023	$179	$226,380	$(53,191)	$781,192	$(150,293)	$804,267
Net income, January 1 to March 31, 2024	—	—	—	20,078	—	20,078
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	(5,435)	—	—	(5,435)
Restricted share awards issued	—	599	—	—	—	599
Recognition of employee share-based compensation, net of deferred federal income taxes	1	841	—	—	—	842
Dividends paid and accrued	—	—	—	(13,280)	—	(13,280)
Balance at March 31, 2024	180	227,820	(58,626)	787,990	(150,293)	807,071
Net income, April 1 to June 30, 2024	—	—	—	16,636	—	16,636
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(1,217)	—	—	(1,217)
Recognition of employee share-based compensation, net of deferred federal income taxes	—	997	—	—	—	997
Dividends paid and accrued	—	—	—	(13,308)	—	(13,308)
Balance at June 30, 2024	180	228,817	(59,843)	791,318	(150,293)	810,179
Net income, July 1 to September 30, 2024	—	—	—	25,889	—	25,889
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	27,613	—	—	27,613
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,074	—	—	—	1,074
Dividends paid and accrued	—	—	—	(13,314)	—	(13,314)
Balance at September 30, 2024	$180	$229,891	$(32,230)	$803,893	$(150,293)	$851,441

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$62,603	$6,613
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	638	(219)
Fixed asset depreciation, net	7,008	5,104
Stock based compensation	3,511	3,252
Credit for deferred income taxes	1,741	1,647
Net realized gains on investments	(4,521)	(1,111)
Credit loss expense	337	554
Earnings from partnership investments	(6,354)	(4,830)
Change in net unrealized gains on equity securities	(14,880)	2,148
Changes in assets and liabilities:
Accounts receivable, net	(54,756)	(65,725)
Accrued investment income	(385)	524
Receivable from reinsurers	(32,724)	(30,332)
Ceded unearned premiums	(5,336)	(1,366)
Deferred policy acquisition costs	(14,600)	(16,031)
Taxes recoverable/payable	(1,610)	(9,068)
Other assets	9,039	(5,021)
Loss and loss adjustment expense reserves	41,094	34,577
Unearned premium reserves	93,825	91,922
Accounts payable and accrued liabilities	4,995	(11,759)
Payable to reinsurers	14,355	13,082
Other liabilities	(25,711)	3,102
Net cash provided by operating activities	78,269	17,063

Cash flows from investing activities:
Fixed maturities purchased	(168,094)	(59,685)
Short-term investments purchased	(19,729)	—
Equity securities purchased	(39,719)	(34,243)
Other invested assets purchased	(9,796)	(14,075)
Proceeds from sales and paydowns of fixed maturities	105,264	84,198
Proceeds from maturities, redemptions, and calls of fixed maturities	45,978	9,879
Proceed from sales of equity securities	71,574	51,724
Proceeds from other invested assets redeemed	7,068	2,487
Acquisition, net of cash received	(2,065)	—
Fixed assets purchased	(4,211)	(1,402)
Net cash (used for) / provided by investing activities	(13,730)	38,883

Cash flows from financing activities:
Proceeds from FHLB loan	15,000	20,000
Payments on FHLB loan	(15,000)	(25,000)
Dividends paid to shareholders	(40,093)	(40,112)
Acquisition of treasury stock	—	(5,240)
Net cash used for financing activities	(40,093)	(50,352)

Net increase in cash and cash equivalents	24,446	5,594
Cash and cash equivalents at beginning of year	38,152	25,300
Cash and cash equivalents at end of period	$62,598	$30,894

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

The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Safety Northeast Insurance Company, Safety Northeast Insurance Agency, Inc. (“SNIA”), and Safety Management Corporation (“SMC”), which is SNIA’s holding company. All intercompany commission transactions, including commission income and other expense, have been eliminated. Eliminated commission income totaled $290 and $821 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, fiduciary assets held by SNIA were immaterial and less than $250.

The financial information for the three and nine months ended September 30, 2024 and 2023 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2023 is derived from the audited consolidated financial statements included in the Company's 2023 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updated the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. This ASU is effective for fiscal years starting January 1, 2025, and will be applied on a prospective basis. The ASU will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but the ASU will require additional disclosures for our annual 2025 consolidated financial statements.

3. Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common shares including non-vested performance stock grants.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$25,889	$1,949	$62,603	$6,613
Allocation of income for participating shares	(111)	(9)	(275)	(30)
Net income from continuing operations attributed to common shareholders	$25,778	$1,940	$62,328	$6,583
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,902,079	14,712,993	14,753,224	14,736,488
Less: weighted average participating shares	(63,495)	(67,005)	(64,199)	(66,779)
Basic earnings per share denominator	14,838,584	14,645,988	14,689,025	14,669,709
Common equivalent shares- non-vested performance stock grants	26,627	36,094	26,469	51,354
Diluted earnings per share denominator	14,865,211	14,682,082	14,715,494	14,721,063

Basic earnings per share	$1.74	$0.13	$4.24	$0.45
Diluted earnings per share	$1.73	$0.13	$4.24	$0.45

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$1.74	$0.13	$4.24	$0.45
Dividends declared	(0.90)	(0.90)	(2.70)	(2.70)
Undistributed earnings (loss)	$0.84	$(0.77)	$1.54	$(2.25)

Net income from continuing operations attributable to common shareholders -Diluted	$1.73	$0.13	$4.24	$0.45
Dividends declared	(0.90)	(0.90)	(2.70)	(2.70)
Undistributed earnings (loss)	$0.83	$(0.77)	$1.54	$(2.25)

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive shares related to non-vested stock grants for the three months ended September 30, 2024 and 403 anti-dilutive shares related to non-vested stock grants for the three months ended September 30, 2023, respectively. There were no anti-dilutive shares related to non-vested stock grants for the nine months ended September 30, 2024 and 2023, respectively.

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At September 30, 2024, there were 364,912 shares available for future grant.

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

The following table summarizes restricted stock activity under the Amended 2018 Plan during the nine months ended September 30, 2024 assuming a target payout for the 2024 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	66,929	$81.58	78,991		$81.40
Granted	39,731	85.30	27,082	(1)	85.11
Vested and unrestricted	(41,259)	82.03	(13,912)		79.27
Forfeited	(1,784)	81.93	(18,929)		80.04
Outstanding at end of period	63,617	$83.60	73,232		$83.53
(1)	Includes an update of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the Amended 2018 Plan.

As of September 30, 2024, there was $5,984 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years. The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2024 and 2023 was $4,487 and $5,456, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded compensation expense related to restricted stock of $2,774 and $2,569, net of income tax benefits of $737 and $683, respectively, within Underwriting, operating and related expenses on the Consolidated Statements of Operations.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short-term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of September 30, 2024

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,418	$—	$32	$(70)	$2,380
Obligations of states and political subdivisions	25,703	—	247	(1,875)	24,075
Residential mortgage-backed securities (1)	295,286	—	3,994	(17,437)	281,843
Commercial mortgage-backed securities	141,528	—	303	(9,510)	132,321
Other asset-backed securities	71,195	—	371	(1,682)	69,884
Corporate and other securities	605,196	(1,545)	5,758	(20,928)	588,481
Subtotal, fixed maturity securities	1,141,326	(1,545)	10,705	(51,502)	1,098,984
Short-term investments	19,729	—	—	—	19,729
Equity securities (2)	195,247	—	35,696	(4,603)	226,340
Other invested assets (4)	157,883	—	—	—	157,883
Totals	$1,514,185	$(1,545)	$46,401	$(56,105)	$1,502,936

	As of December 31, 2023

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,420	$—	$15	$(115)	$2,320
Obligations of states and political subdivisions	38,682	—	262	(2,421)	36,523
Residential mortgage-backed securities (1)	267,271	—	1,945	(21,979)	247,237
Commercial mortgage-backed securities	153,923	—	200	(14,273)	139,850
Other asset-backed securities	64,043	—	217	(2,927)	61,333
Corporate and other securities	594,343	(1,208)	3,785	(32,038)	564,882
Subtotal, fixed maturity securities	1,120,682	(1,208)	6,424	(73,753)	1,052,145
Equity securities (2)	221,809	—	25,707	(9,494)	238,022
Other invested assets (4)	133,946	—	—	—	133,946
Totals	$1,476,437	$(1,208)	$32,131	$(83,247)	$1,424,113
(1)	Residential mortgage-backed securities consist primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio includes 785 and 861 securities in an unrealized loss position at September 30, 2024 and December 31, 2023, respectively.
(4)	Other invested assets are accounted for under the equity method which approximates fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2024
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$44,751	$43,500
Due after one year through five years	319,878	310,448
Due after five years through ten years	248,510	241,713
Due after ten years through twenty years	19,843	18,903
Due after twenty years	335	372
Asset-backed securities	508,009	484,048
Totals	$1,141,326	$1,098,984

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross realized gains
Fixed maturity securities	$213	$436	$519	$1,275
Equity securities	2,855	1,869	9,117	5,235
Gross realized losses
Fixed maturity securities	(1,130)	(1,338)	(1,824)	(2,260)
Equity securities	(624)	(697)	(3,291)	(3,139)
Net realized gains on investments	$1,314	$270	$4,521	$1,111

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

The following tables as of September 30, 2024 and December 31, 2023 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,750	$70	$1,750	$70
Obligations of states and political subdivisions	647	28	19,683	1,847	20,330	1,875
Residential mortgage-backed securities	5,558	125	175,230	17,312	180,788	17,437
Commercial mortgage-backed securities	—	—	126,289	9,510	126,289	9,510
Other asset-backed securities	6,857	161	23,019	1,521	29,876	1,682
Corporate and other securities	64,528	290	315,184	20,638	379,712	20,928
Subtotal, fixed maturity securities	77,590	604	661,155	50,898	738,745	51,502
Equity securities	15,442	969	23,235	3,634	38,677	4,603
Total temporarily impaired securities	$93,032	$1,573	$684,390	$54,532	$777,422	$56,105

	As of December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,708	$115	$1,708	$115
Obligations of states and political subdivisions	403	17	28,893	2,404	29,296	2,421
Residential mortgage-backed securities	11,248	167	182,794	21,812	194,042	21,979
Commercial mortgage-backed securities	4,067	108	130,493	14,165	134,560	14,273
Other asset-backed securities	5,973	224	46,600	2,703	52,573	2,927
Corporate and other securities	39,453	1,338	369,163	30,700	408,616	32,038
Subtotal, fixed maturity securities	61,144	1,854	759,651	71,899	820,795	73,753
Equity securities	34,272	3,079	45,797	6,415	80,069	9,494
Total temporarily impaired securities	$95,416	$4,933	$805,448	$78,314	$900,864	$83,247

At September 30, 2024, U.S. Government residential mortgage backed securities with a fair value of $50,986 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 9 – Debt. These securities are included in fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

As of September 30, 2024 and December 31, 2023, the Company concluded that $1,545 and $1,208, respectively, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at September 30, 2024 and December 31, 2023 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following table represents a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning of period	$1,387	$1,635	$1,208	$678
Credit losses on securities with no previously recorded credit losses	510	195	551	912
Net increases (decreases) in allowance on previously impaired securities	40	(77)	192	245
Reduction due to sales	(392)	(522)	(406)	(604)
Writeoffs charged against allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Ending balance of period	$1,545	$1,231	$1,545	$1,231

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest on fixed maturity securities	$10,831	$12,101	$34,933	$35,805
Dividends on equity securities	1,487	1,562	4,634	4,656
Equity in earnings of other invested assets	644	1,425	3,701	3,705
Interest on other assets	86	69	247	134
Total investment income	13,048	15,157	43,515	44,300
Investment expenses	838	1,152	2,574	2,805
Net investment income	$12,210	$14,005	$40,941	$41,495

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets. The Company’s Level 2 securities are comprised of available-for-sale fixed maturity securities whose fair value was determined using observable market inputs. The Company’s Level 3 security consists of an investment in the FHLB-Boston related to Safety Insurance Company’s membership stock, which is not redeemable in a short-term time frame. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs. Investments valued using these inputs include U.S. Treasury securities, obligations of states and political subdivisions, corporate and other securities, commercial and residential mortgage-backed securities, and other asset-backed securities. Short-term investments are comprised of U.S. Treasury securities. Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

●Federal Home Loan Bank of Boston: value is equal to the cost of the member stock purchased, which is expected to be the exit price.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2024. There were no significant changes to the valuation process during the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At September 30, 2024 and December 31, 2023, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,098,984 and $1,052,145, respectively. At September 30, 2024 and December 31, 2023, the Company held $19,729 and $0 short-term investments, respectively. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of September 30, 2024
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,380	$—	$2,380	$—
Obligations of states and political subdivisions	24,075	—	24,075	—
Residential mortgage-backed securities	281,843	—	281,843	—
Commercial mortgage-backed securities	132,321	—	132,321	—
Other asset-backed securities	69,884	—	69,884	—
Corporate and other securities	588,481	—	588,481	—
Short-term investments	19,729	—	19,729	—
Equity securities	194,385	192,265	—	2,120
Total investment securities	$1,313,098	$192,265	$1,118,713	$2,120

	As of December 31, 2023
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,320	$—	$2,320	$—
Obligations of states and political subdivisions	36,523	—	36,523	—
Residential mortgage-backed securities	247,237	—	247,237	—
Commercial mortgage-backed securities	139,850	—	139,850	—
Other asset-backed securities	61,333	—	61,333	—
Corporate and other securities	564,882	—	564,882	—
Equity securities	204,849	202,763	—	2,086
Total investment securities	$1,256,994	$202,763	$1,052,145	$2,086

As of September 30, 2024 and December 31, 2023, there were approximately $31,955 and $33,173, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2024 and 2023.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$2,120	$2,292	$2,086	$2,255
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	—	—	372	680
Sales	—	(206)	(338)	(849)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$2,120	$2,086	$2,120	$2,086
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three and nine months ended September 30, 2024 and 2023. The Company held one Level 3 security at September 30, 2024 and 2023.

As an element of the FAIR Plan Restructuring, in a non-cash transaction, the Company liquidated its net asset position in the FAIR Plan of $13,254, and established assets as of June 30, 2024, including an Investment in FAIR Plan Trust of $14,929 and a receivable of $8,046, of which $6,437 was paid on July 2, 2024. and the remaining receivable is expected to be paid by December 31, 2024. The Company’s Investment in FAIR Plan Trust will be adjusted to its current fair value on a quarterly basis with changes recognized through earnings. As of September 30, 2024, the Company’s Investment in FAIR Plan Trust of $15,157 was included in other invested assets. As of September 30, 2024, the Company recognized $228 of income in earnings from partnership investments from its Investment in Fair Plan Trust.

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three and nine months ended September 30, 2024 and 2023.

	At and For the		At and For the
	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$312,361	$939	$238,563	$996
Current period change for expected credit losses		720		713
Writeoffs of uncollectable accounts receivable		(958)		(842)
Balance, end of period	$311,443	$701	$258,267	$867

	At and For the		At and For the
	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$256,687	$1,053	$192,542	$1,446
Current period change for expected credit losses		2,145		1,480
Writeoffs of uncollectable accounts receivable		(2,497)		(2,059)
Balance, end of period	$311,443	$701	$258,267	$867

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represents 92% and 94% of the total reinsurance recoverable on paid and unpaid losses at September 30, 2024 and December 31, 2023, respectively. The remaining 8% and 6%, respectively, of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of September 30, 2024 and December 31, 2023, most of the reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at September 30, 2024 or December 31, 2023.

7.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Nine Months Ended September 30,
	2024	2023
Reserves for losses and LAE at beginning of year	$603,081	$549,598
Less receivable from reinsurers related to unpaid losses and LAE	(112,623)	(93,394)
Net reserves for losses and LAE at beginning of year	490,458	456,204
Incurred losses and LAE, related to:
Current year	562,568	505,194
Prior years	(38,938)	(34,997)
Total incurred losses and LAE	523,630	470,197
Paid losses and LAE related to:
Current year	310,855	223,945
Prior years	190,654	224,989
Total paid losses and LAE	501,509	448,934
Net reserves for losses and LAE at end of period	512,579	477,467
Plus receivable from reinsurers related to unpaid losses and LAE	131,596	106,708
Reserves for losses and LAE at end of period	$644,175	$584,175

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $38,938 and $34,997 for the nine months ended September 30, 2024 and 2023, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities. The decreases in prior years reserves during the nine months ended September 30, 2024 and 2023 are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

As of June 30, 2024, the Company carried $11,802 of reserves for losses and LAE related to participation in the FAIR Plan, and a total net asset of $13,254 representing its estimated share of members’ equity based on the estimated profitability of the FAIR Plan. As an element of the FAIR Plan Restructuring, the Company recognized an underwriting gain of $10,057 for the nine months ended September 30, 2024, through the release of prior and current years loss reserves (“FAIR Plan Development”), for the nine months ended September 30, 2024.

The Company's automobile lines of business reserves decreased for the nine months ended September 30, 2024 and 2023, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

8.  Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $170,000 to investments in limited partnerships. The Company has contributed $143,127 to these commitments as of September 30, 2024. As of September 30, 2024, the remaining committed capital that could be called is $35,540, which includes potential recallable capital distributions.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of September 30, 2024, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at September 30, 2024 and December 31, 2023. The credit facility commitment fee included in interest expense was computed at a rate of 0.20% and 0.25% per annum on the $30,000 commitment at September 30, 2024 and 2023, respectively.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S. Government residential mortgage backed securities. At September 30, 2024, the Company has the ability to borrow $212,724 using eligible invested assets that would be used as collateral.

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

The Company estimates the fair value of the FHLB-Boston loan by discounting cash flows using the interest rate stated in the loan agreement, which is an observable input. As such, the loan is categorized as Level 2 within the fair value hierarchy. The fair value of the outstanding loan was $30,190 and $30,468 at September 30, 2024 and December 31, 2023, respectively. The loan is fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $50,986 and $53,503 at September 30, 2024 and December 31, 2023, respectively. The borrowing is outstanding from the FHLB-Boston at September 30, 2024 and December 31, 2023.

Interest expense on the FHLB-Boston borrowing was $109 and $119 for the three months ended September 30, 2024 and 2023, respectively. Interest expense on the FHLB-Boston borrowing was $340 and $634 for the nine months ended September 30, 2024 and 2023, respectively.

10. Income Taxes

Federal income tax expense for the nine months ended September 30, 2024 and 2023 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service. Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the nine months ended September 30, 2024, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

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

No share purchases were made by the Company under the program during the three and nine months ended September 30, 2024. The Company purchased 74,213 shares at a cost of $5,240 during the nine months ended September 30, 2023. Included in the cost of treasury stock acquired during 2023 is the one percent excise tax imposed as part of the Inflation Reduction Act, which became effective January 1, 2023. As of September 30, 2024 and December 31, 2023, the Company had purchased 3,215,690 shares at a cost of $155,240.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$993	$1,038	$3,012	$3,089

Other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,145	$1,171	$3,384	$3,489
Weighted average remaining lease term
Operating leases			4.14 Years	5.07 Years
Weighted average discount rate
Operating leases			2.48%	2.42%

Maturities of lease liabilities were as follows:

Operating Leases
2024	$1,150
2025	4,211
2026	3,980
2027	3,973
2028	3,906
Thereafter	—
Total lease payments	17,220
Less imputed interest	(375)
Total	$16,845

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

The table below shows the amount of direct written premiums written in each state during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
Direct Written Premiums	2024	2023	2024	2023
Massachusetts	$301,018	$253,608	$854,780	$709,379
New Hampshire	14,226	11,686	38,310	30,987
Maine	2,938	1,830	7,942	4,767
Total	$318,182	$267,124	$901,032	$745,133

Recent Trends and Events

Direct and Net Written Premiums. For the three months ended September 30, 2024 direct written premium growth and net written premium growth were 19.1% and 16.5%, respectively. The increase in premium is driven by new business production and rate increases. For the nine months ended September 30, 2024, the Company achieved policy count growth across all lines of business, including 10.7%, 5.2% and 9.4% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2023. Additionally, for the nine months ended September 30, 2024, average written premium per policy increased 11.6%, 9.7% and 8.8% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2023.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred for the three months ended September 30, 2024 increased by $22,968, or 14.4%, to $182,489 from $159,521 for the comparable 2023 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2024 increased by $53,433, or 11.4%, to $523,630 from $470,197 for the comparable 2023 period. The increase in losses and loss adjustment expenses is primarily driven by larger policy counts. Our losses and loss adjustment expenses ratio for the three months ended September 30, 2024 decreased to 70.6% from 74.4% for the comparable 2023 period. Our losses and loss adjustment expense ratio for the nine months ended September 30, 2024 decreased to 70.6% from 77.3%. The decrease in losses and loss adjustment expenses is due to the moderation of loss severity in Private Passenger Automobile, growth in earned premiums, and favorable prior year development including the FAIR Plan Development. Additionally, the prior year losses and loss adjustment expense ratio for the nine months ended September 30, 2023 was impacted by a severe weather event, totaling $32,100 of losses and loss adjustment expenses.

Non-generally accepted accounting principles (“non-GAAP”) operating income, as defined below, was $16,524 for the three months ended September 30, 2024 and $47,542 for the nine months ended September 30, 2024, respectively. Non-GAAP operating income was $8,673 for the three months ended September 30, 2023 and $7,870 for the nine months ended September 30, 2023, respectively. The increase in non-GAAP operating income for the three and nine months ended September 30, 2024 was primarily the result of favorable prior year loss development including the FAIR Plan Development. Non-GAAP operating income for the nine months ended September 30, 2023 was adversely impacted by a severe winter weather event. Non-GAAP operating income was $1.10 per diluted share for the three months ended September 30, 2024 and $3.21 per diluted share, for the nine months ended September 30, 2024, compared to non-GAAP operating income of $0.59 per diluted share for the three months ended September 30, 2023, and $0.54 per diluted share, for the nine months ended September 30, 2023, respectively.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts, New Hampshire and Maine in 2024 and 2023.

Line of Business	Effective Date	Rate Change
New Hampshire Commercial Automobile	November 1, 2024	9.5%
New Hampshire Private Passenger Automobile	October 1, 2024	4.4%
New Hampshire Homeowners	October 1, 2024	7.4%
Maine Private Passenger Automobile	September 1, 2024	4.4%
Massachusetts Homeowners	August 1, 2024	5.9%
Massachusetts Private Passenger Automobile	July 1, 2024	4.8%
Massachusetts Commercial Automobile	May 1, 2024	6.3%
New Hampshire Private Passenger Automobile	April 1, 2024	3.4%
Massachusetts Private Passenger Automobile	January 1, 2024	3.5%
New Hampshire Commercial Automobile	November 1, 2023	7.9%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP ratios:
Loss ratio	70.6%	74.4%	70.6%	77.3%
Expense ratio	30.1	30.4	30.2	30.9
Combined ratio	100.7%	104.8%	100.8%	108.2%

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At September 30, 2024, there were 364,912 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the nine months ended September 30, 2024 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS - Service	February 27, 2024	31,221	$85.61	3 years, 30%-30%-40%
RS - Performance	February 27, 2024	25,390	$85.61	3 years, cliff vesting (3)
RS	February 27, 2024	7,000	$85.61	No vesting period (2)
RS - Service	July 01, 2024	1,196	$75.24	3 years, 30%-30%-40%
RS - Service	September 03, 2024	314	$86.00	3 years, 30%-30%-40%
RS - Performance	July 01, 2024	1,327	75.24	3 years, cliff vesting (3)
RS - Performance	September 03, 2024	365	86.00	3 years, cliff vesting (3)
(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement must be met within five years of becoming a director.
(3)	The shares represent performance-based restricted shares award. Vesting of these shares is dependent upon the attainment of pre-established performance objectives, and any difference between shares granted and shares earned at the end of the performance period will be reported at the conclusion of the performance period.

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

At September 30, 2024, we had a $142,531 recoverable from CAR, which comprises loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Results of Operations

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct written premiums	$318,182	$267,124	$901,032	$745,133
Net written premiums	$292,612	$251,087	$837,842	$698,940
Net earned premiums	$258,657	$214,425	$741,654	$608,385
Net investment income	12,210	14,005	40,941	41,495
Earnings from partnership investments	4,345	2,427	8,597	5,146
Net realized gains on investments	1,314	270	4,521	1,111
Change in net unrealized gains on equity securities	10,698	(9,184)	14,880	(2,148)
Credit loss (expense) benefit	(158)	403	(337)	(554)
Commission income	1,963	1,918	5,798	5,159
Finance and other service income	6,253	5,094	17,244	13,966
Total revenue	295,282	229,358	833,298	672,560
Losses and loss adjustment expenses	182,489	159,521	523,630	470,197
Underwriting, operating and related expenses	77,868	65,217	224,056	187,832
Other expense	1,896	2,005	5,480	5,198
Interest expense	124	139	385	697
Total expenses	262,377	226,882	753,551	663,924
Income before income taxes	32,905	2,476	79,747	8,636
Income tax expense	7,016	527	17,144	2,023
Net income	$25,889	$1,949	$62,603	$6,613
Earnings per weighted average common share:
Basic	$1.74	$0.13	$4.24	$0.45
Diluted	$1.73	$0.13	$4.24	$0.45
Cash dividends paid per common share	$0.90	$0.90	$2.70	$2.70

Reconciliation of Net Income to Non-GAAP Operating Income

Net income	$25,889	$1,949	$62,603	$6,613
Exclusions from net income:
Net realized gains on investments	(1,314)	(270)	(4,521)	(1,111)
Change in net unrealized gains on equity securities	(10,698)	9,184	(14,880)	2,148
Credit loss expense (benefit)	158	(403)	337	554
Income tax (benefit) expense on exclusions from net income	2,489	(1,787)	4,003	(334)
Non-GAAP Operating income	$16,524	$8,673	$47,542	$7,870

Net income per diluted share	$1.73	$0.13	$4.24	$0.45
Exclusions from net income:
Net realized gains on investments	(0.09)	(0.02)	(0.31)	(0.08)
Change in net unrealized (gains) on equity securities	(0.72)	0.63	(1.01)	0.15
Credit loss expense (benefit)	0.01	(0.03)	0.02	0.04
Income tax (benefit) expense on exclusions from net income	0.17	(0.12)	0.27	(0.02)
Non-GAAP Operating income per diluted share	$1.10	$0.59	$3.21	$0.54

Direct Written Premiums. Direct written premiums for the three months ended September 30, 2024 increased by $51,058, or 19.1%, to $318,182 from $267,124 for the comparable 2023 period. Direct written premiums for the nine months ended September 30, 2024 increased by $155,899, or 20.9%, to $901,032 from $745,133 for the comparable 2023 period. The increases in direct written premium and net written premium are a result of new business production and rate increases. For the nine months ended September 30, 2024, the Company achieved policy count growth across all lines of business, including 10.7%, 5.2% and 9.4% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2023. Additionally, for the nine months ended September 30, 2024, average written premium per policy increased 11.6%, 9.7% and 8.8% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2023.

Net Written Premiums. Net written premiums for the three months ended September 30, 2024 increased by $41,525, or 16.5%, to $292,612 from $251,087 for the comparable 2023 period. Net written premiums for the nine months ended September 30, 2024 increased by $138,902, or 19.9%, to $837,842 from $698,940 for the comparable 2023 period. The increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums. Net earned premiums for the three months ended September 30, 2024 increased by $44,232, or 20.6%, to $258,657 from $214,425 for the comparable 2023 period. Net earned premiums for the nine months ended September 30, 2024 increased by $133,269, or 21.9%, to $741,654 from $608,385 for the comparable 2023 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Written Premiums
Direct	$318,182	$267,124	$901,032	$745,133
Assumed	5,122	7,472	22,885	23,230
Ceded	(30,692)	(23,509)	(86,075)	(69,423)
Net written premiums	$292,612	$251,087	$837,842	$698,940

Earned Premiums
Direct	$282,916	$231,249	$800,708	$654,085
Assumed	4,719	6,839	21,684	22,357
Ceded	(28,978)	(23,663)	(80,738)	(68,057)
Net earned premiums	$258,657	$214,425	$741,654	$608,385

Net Investment Income. Net investment income for the three months ended September 30, 2024 decreased $1,795, or 12.8%, to $12,210 from $14,005 for the comparable 2023 period. Net investment income for the nine months ended September 30, 2024 decreased by $554, or 1.3%, to $40,941 from $41,495 for the comparable 2023 period. The decrease for the three months ended September 30, 2024 from the comparable 2023 period is due to the earned interest from our higher yield bonds and variable rate secured and senior bank loans. Net effective annualized yield on the investment portfolio was 3.4% for the three months September 30, 2024 compared to 4.0% for the comparable 2023 period. Net effective annualized yield on the investment portfolio was 3.9% for the nine months ended September 30, 2024 and 2023, respectively. The investment portfolio’s duration on fixed maturities was 3.4 years at September 30, 2024 compared to 3.6 years at December 31, 2023.

Earnings from Partnership Investments. Earnings from partnership investments were $4,345 for the three months ended September 30, 2024 compared to $2,427 for the comparable 2023 period. Earnings from partnership investments were $8,597 for the nine months ended September 30, 2024 compared to $5,146 for the comparable 2023 period. The nine months 2024 earnings reflect an increase in investment appreciation and timing of cash proceeds received compared to the prior year. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments. Net realized gains on investments was $1,314 for the three months ended September 30, 2024 compared to $270 for the comparable 2023 period. Net realized gains on investments was $4,521 for the nine months ended September 30, 2024 compared to $1,111 for the comparable 2023 period. The increase in net realized gains is driven primarily by the sale of equity securities in a gain position.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of September 30, 2024

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,418	$—	$32	$(70)	$2,380
Obligations of states and political subdivisions	25,703	—	247	(1,875)	24,075
Residential mortgage-backed securities (1)	295,286	—	3,994	(17,437)	281,843
Commercial mortgage-backed securities	141,528	—	303	(9,510)	132,321
Other asset-backed securities	71,195	—	371	(1,682)	69,884
Corporate and other securities	605,196	(1,545)	5,758	(20,928)	588,481
Subtotal, fixed maturity securities	1,141,326	(1,545)	10,705	(51,502)	1,098,984
Short-term investments	19,729	—	—	—	19,729
Equity securities (2)	195,247	—	35,696	(4,603)	226,340
Other invested assets (4)	157,883	—	—	—	157,883
Totals	$1,514,185	$(1,545)	$46,401	$(56,105)	$1,502,936
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

(3)Our investment portfolio includes 785 securities in an unrealized loss position at September 30, 2024.
(4)Other invested assets accounted for under the equity method which approximates fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2024
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$281,843	25.6%
Aaa/Aa	208,817	19.0
A	209,724	19.1
Baa	216,928	19.7
Ba	41,592	3.8
B	82,410	7.5
Caa/Ca	5,581	0.5
Not rated	52,089	4.8
Total	$1,098,984	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

As of September 30, 2024, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2024.

	As of September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,750	$70	$1,750	$70
Obligations of states and political subdivisions	647	28	19,683	1,847	20,330	1,875
Residential mortgage-backed securities	5,558	125	175,230	17,312	180,788	17,437
Commercial mortgage-backed securities	—	—	126,289	9,510	126,289	9,510
Other asset-backed securities	6,857	161	23,019	1,521	29,876	1,682
Corporate and other securities	64,528	290	315,184	20,638	379,712	20,928
Subtotal, fixed maturity securities	77,590	604	661,155	50,898	738,745	51,502
Equity securities	15,442	969	23,235	3,634	38,677	4,603
Total temporarily impaired securities	$93,032	$1,573	$684,390	$54,532	$777,422	$56,105

As of September 30, 2024 and December 31, 2023, the Company concluded that $1,545 and $1,208, respectively, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at September 30, 2024 and December 31, 2023 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Commission Income: Commission income includes revenues from new and renewal commissions paid by insurance carriers, which we recognize when earned. Commission income was $1,963 and $1,918 for the three months ended September 30, 2024 and 2023, respectively. Commission income was $5,798 and $5,159 for the nine months ended September 30, 2024 and 2023, respectively.

Finance and Other Service Income. Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended September 30, 2024 increased by $1,159, or 22.8%, to $6,253 from $5,094 for the comparable 2023 period. Finance and other service income for the nine months ended September 30, 2024, increased by $3,278, or 23.5%, to $17,244 from $13,966 for the comparable 2023 period. The increase is primarily driven by the increase in policy counts and changes to our fee assessment policies.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred for the three months ended September 30, 2024 increased by $22,968, or 14.4%, to $182,489 from $159,521 for the comparable 2023 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2024 increased by $53,433, or 11.4%, to $523,630 from $470,197 for the comparable 2023 period.

Our GAAP loss ratio for the three months ended September 30, 2024 decreased to 70.6% from 74.4% for the comparable 2023 period. Our GAAP loss ratio for the nine months ended September 30, 2024 decreased to 70.6% from 77.3% for the comparable 2023 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended September 30, 2024 was 62.7% compared to 65.7% for the comparable 2023 period. Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2024 was 61.8% compared to 67.8% for the comparable 2023 period. Total prior year favorable development included in the pre-tax results for the three months ended September 30, 2024 was $8,563 compared to $13,476 for the comparable 2023 period. Total prior year favorable development included in the pre-tax results for the nine months ended September 30, 2024 was $38,938 compared to $34,997 for the comparable 2023 period. The increase in prior year favorable development in 2024 is primarily related to the FAIR Plan Development.

Underwriting, Operating and Related Expenses. Underwriting, operating and related expenses for the three months ended September 30, 2024 increased by $12,651, or 19.4%, to $77,868 from $65,217 for the comparable 2023 period. Underwriting, operating and related expenses for the nine months ended September 30, 2024 increased by $36,224, or 19.3%, to $224,056 from $187,832 for the comparable 2023 period. The increase in the three months and nine months ended September 30, 2024 is driven by an increase in base commissions resulting from the increase in written premiums. Our GAAP expense ratio for the three months ended September 30, 2024 decreased to 30.1% from 30.4% for the comparable 2023 period. Our GAAP expense ratio for the nine months ended September 30, 2024 decreased to 30.2% from 30.9% for the comparable 2023 period.

Interest Expense. Interest expense was $124 and $139 for the three months ended September 30, 2024 and 2023, respectively. Interest expense was $385 for the nine months ended September 30, 2024 compared to $697 for the comparable 2023 period. The credit facility commitment fee included in interest expense was $45 and $37 for the nine months ended September 30, 2024 and 2023, respectively.

Income Tax Expense. Our effective tax rate was 21.3% for the three months ended September 30, 2024 and 2023. The effective tax rate was 21.5% and 23.4% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate in 2024 was higher than the statutory rate primarily due to the effects of stock-based compensation and permanent differences regarding executive compensation.

Net Income. Net income for the three months ended September 30, 2024 was $25,889 compared to net income of $1,949 for the comparable 2023 period. Net income for the nine months ended September 30, 2024 was $62,603 compared to $6,613 for the comparable 2023 period.

Non-GAAP Operating Income. Non-GAAP operating income, as defined above, was $16,524 for the three months ended September 30, 2024 compared to $8,673 for the comparable 2023 period. Non-GAAP operating income was $47,542 for the nine months ended September 30, 2024 compared to $7,870 for the comparable 2023 period.

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

Net cash provided by operating activities was $78,269 and $17,063 during the nine months ended 2024 and 2023, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash used for investing activities was $13,730 and net cash provided by invested activities was $38,883 during the nine months ended September 30, 2024 and 2023, respectively. Fixed maturities, equity securities, short-term investments and other invested assets purchased were $237,338 for the nine months ended September 30, 2024 compared to $108,003 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $229,884 during the nine months ended September 30, 2024 compared to $148,288 for the comparable prior year period.

Net cash used for financing activities was $40,093 and $50,352 during the nine months ended September 30, 2024 and 2023, respectively. Net cash used for financing activities during the nine months ended September 30, 2024 consisted of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts (the “Commissioner”). The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2023, the statutory surplus of Safety Insurance was $744,904, and its statutory net income for 2023 was $4,022. As a result, a maximum of $74,490 is available in 2024 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $670,414 at December 31, 2023. During the nine months ended September 30, 2024, Safety Insurance paid dividends to Safety of $38,828.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2024 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2024	March 1, 2024	March 15, 2024	$0.90	$13,280
May 8, 2024	June 1, 2024	June 15, 2024	$0.90	$13,308
August 7, 2024	September 3, 2024	September 13, 2024	$0.90	$13,314

On November 5, 2024, our Board approved and declared a quarterly cash dividend of $0.90 per share which will be paid on December 13, 2024 to shareholders of record on December 2, 2024. We plan to continue to declare and pay quarterly cash dividends, depending on our financial position and the regularity of our cash flows.

On February 23, 2022, the Board of Directors approved a share repurchase program of up to $50,000 of the Company’s outstanding common shares. As of September 30, 2024, the Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

No shares were purchased by the Company during the three and nine months ended September 30, 2024. The Company purchased 74,213 shares at a cost of $5,240 during the three and nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, the Company had purchased 3,215,690 shares of common stock at a cost of $155,240.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $474,609 to $540,008 as of September 30, 2024. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $512,579 as of September 30, 2024.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2024.

	As of September 30, 2024
Line of Business	Low	Recorded	High
Private passenger automobile	$223,115	$240,305	$251,637
Commercial automobile	104,477	111,452	118,275
Homeowners	86,994	94,628	100,189
All other	60,023	66,193	69,907
Total	$474,609	$512,579	$540,008

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30, 2024.

	As of September 30, 2024
Line of Business	Case	IBNR	Total
Private passenger automobile	$302,914	$(62,618)	$240,296
CAR assumed private passenger auto	1	8	9
Commercial automobile	71,726	6,326	78,052
CAR assumed commercial automobile	20,493	12,906	33,399
Homeowners	101,766	(7,138)	94,628
All other	43,723	22,471	66,194
Total net reserves for losses and LAE	$540,623	$(28,045)	$512,579

At September 30, 2024, our total IBNR reserves for our private passenger automobile line of business was comprised of ($101,341) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $38,723 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves. The IBNR reserves for CAR assumed commercial automobile business are 38.6% of our total reserves for CAR assumed commercial automobile business as of September 30, 2024, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30, 2024.

	As of September 30, 2024
Line of Business	Retained	Assumed	Net
Private passenger automobile	$240,296
CAR assumed private passenger automobile		$9
Net private passenger automobile			$240,305
Commercial automobile	78,052
CAR assumed commercial automobile		33,399
Net commercial automobile			111,451
Homeowners	94,628
FAIR Plan assumed homeowners		—
Net homeowners			94,628
All other	66,194	—	66,194
Total net reserves for losses and LAE	$479,170	$33,408	$512,579

Residual Market Loss and Loss Adjustment Expense Reserves

We are a participant in CAR and other various residual markets and assume a portion of losses and LAE on business ceded by the industry participants to the residual markets. We were a participant in FAIR Plan until the recent FAIR Plan Restructuring. We estimate reserves for assumed losses and LAE that have not yet been reported to us by the residual markets. Our estimations are based upon the same factors we use for our own reserves, plus additional factors due to the nature of and the information we receive.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the nine months ended September 30, 2024, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $7,417. Each 1 percentage-point change in the loss and loss expense ratio would have had a $5,859 effect on net income, or $0.40 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2024. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,806)	$(2,403)	$—
Estimated increase in net income	3,797	1,898	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,403)	—	2,403
Estimated increase (decrease) in net income	1,898	—	(1,898)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,403	4,806
Estimated decrease in net income	—	(1,898)	(3,797)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,561)	(781)	—
Estimated increase in net income	1,233	617	—
No Change in Severity
Estimated (decrease) increase in reserves	(781)	—	781
Estimated increase (decrease) in net income	617	—	(617)
+1 Percent Change in Severity
Estimated increase in reserves	—	781	1,561
Estimated decrease in net income	—	(617)	(1,233)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,893)	(946)	—
Estimated increase in net income	1,495	748	—
No Change in Severity
Estimated (decrease) increase in reserves	(946)	—	946
Estimated increase (decrease) in net income	748	—	(748)
+1 Percent Change in Severity
Estimated increase in reserves	—	946	1,893
Estimated decrease in net income	—	(748)	(1,495)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,324)	(662)	—
Estimated increase in net income	1,046	523	—
No Change in Severity
Estimated (decrease) increase in reserves	(662)	—	662
Estimated increase (decrease) in net income	523	—	(523)
+1 Percent Change in Severity
Estimated increase in reserves	—	662	1,324
Estimated decrease in net income	—	(523)	(1,046)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2024.

In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(334)	$334
Estimated increase (decrease) in net income	264	(264)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $38,938 and $34,997 during the nine months ended September 30, 2024 and 2023, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2024 and 2023. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended September 30,
Accident Year	2024	2023
2014 & prior	$(1,847)	$(1,257)
2015	(1,665)	(1,868)
2016	(997)	(815)
2017	(931)	(3,178)
2018	(1,966)	(2,798)
2019	(3,204)	(6,638)
2020	(2,572)	(8,345)
2021	(4,217)	(4,466)
2022	(5,277)	(5,632)
2023	(16,262)	—
All prior years	$(38,938)	$(34,997)

The decreases in prior years’ reserves during the nine months ended September 30, 2024 and 2023 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2024 decrease is composed of reductions of $5,256 in our private passenger automobile reserves, $4,937 in our commercial automobile reserves, $14,681 in our homeowners reserves, which includes $8,644 of FAIR Plan Development, and $14,064 in our other lines reserves. The 2023 decrease is primarily composed of reductions of $8,028 in our private passenger automobile reserves, $5,898 in our commercial automobile reserves, $9,070 in our homeowners reserves and $12,001 in our other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses September 30, 2024.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2014 & prior	$(86)	$(1)	$(1,406)	$(354)	$(1,847)
2015	(24)	(350)	(351)	(940)	(1,665)
2016	64	(39)	(280)	(742)	(997)
2017	30	(199)	(202)	(560)	(931)
2018	577	84	(768)	(1,859)	(1,966)
2019	(117)	(780)	(942)	(1,365)	(3,204)
2020	(206)	(404)	(1,231)	(731)	(2,572)
2021	(69)	(616)	(1,833)	(1,699)	(4,217)
2022	1,587	(561)	(2,753)	(3,550)	(5,277)
2023	(7,012)	(2,071)	(4,915)	(2,264)	(16,262)
All prior years	$(5,256)	$(4,937)	$(14,681)	$(14,064)	$(38,938)

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2024
Estimated fair value	$1,140,148	$1,098,984	$1,057,913
Estimated increase (decrease) in fair value	$41,164	$—	$(41,071)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At September 30, 2024, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2024, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares. The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No shares were repurchased during the three and nine months ended September 30, 2024.

	Total number	Average	Total number of shares purchased as part of	Maximum number of
	of Shares	price paid	publicly announced	shares that may yet be purchased under the
Period	purchase	per share	plans or programs	plans or programs
July 1-31, 2024	—	—	—	703,971
August 1-31, 2024	—	—	—	703,971
September 1-30, 2024	—	—	—	703,971
Total	—	—	—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.  Other Information

On September 12, 2024, George Murphy, the Company’s President and Chief Executive Officer, entered into a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Murphy’s 10b5-1 Plan provides for the potential sale of up to 4,791 shares of the Company’s common stock between February 22, 2025 and September 4, 2025. The potential sale is related to the expected share vesting in February 2025 and related to sell-to-cover transaction.

On September 12, 2024, Paul Narciso, the Company’s Vice President of Claims, entered into a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Narciso’s 10b5-1 Plan provides for the potential sale of up to 1,926 shares of the Company’s common stock between February 22, 2025 and September 4, 2025. The potential sale is related to the expected share vesting in February 2025 and related to sell-to-cover transaction.

On September 12, 2024, Brian Lam, the Company’s Vice President of Insurance Operations, entered into a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Lam’s 10b5-1 Plan provides for the potential sale of up to 405 shares of the Company’s common stock between February 22, 2025 and September 4, 2025. The potential sale is related to the expected share vesting in February 2025 and related to sell-to-cover transaction.

On September 16, 2024, Christopher Whitford, the Company’s Vice President, Chief Financial Officer, and Treasurer, entered into a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Whitford’s 10b5-1 Plan provides for the potential sale of up to 2,242 shares of the Company’s common stock between February 22, 2025 and September 4, 2025. The potential sale is related to the expected share vesting in February 2025 and related to sell-to-cover transaction.

On September 16, 2024, Stephen Varga, the Company’s Vice President of Management Information Systems, entered into a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Varga’s 10b5-1 Plan provides for the potential sale of up to 3,051 shares of the Company’s common stock between February 22, 2025 and September 4, 2025. The potential sale is related to the expected share vesting in February 2025 and related to sell-to-cover transaction.

On September 18, 2024, Glenn Hiltpold, the Company’s Vice President of Actuarial Services, entered into a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Hiltpold’s 10b5-1 Plan provides for the potential sale of up to 1,308 shares of the Company’s common stock between February 22, 2025 and September 4, 2025. The potential sale is related to the expected share vesting in February 2025 and related to sell-to-cover transaction.

On September 19, 2024, Mary McConnell, the Company’s Vice President of Underwriting, entered into a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Ms. McConnell’s 10b5-1 Plan provides for the potential sale of up to 406 shares of the Company’s common stock between February 22, 2025 and September 4, 2025. The potential sale is related to the expected share vesting in February 2025 and related to sell-to-cover transaction.

On September 20, 2024, John Drago, the Company’s Vice President of Marketing, entered into a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Drago’s 10b5-1 Plan provides for the potential sale of up to 1,707 shares of the Company’s common stock between February 22, 2025 and September 4, 2025. The potential sale is related to the expected share vesting in February 2025 and related to sell-to-cover transaction.

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

November 8, 2024	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer