Form 10-K
period 2024-12-31
SAFETY INSURANCE GROUP INC
filed 2025-02-27
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant’s voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2024, was approximately $1,092,939,051.

As of February 14, 2025 there were 14,838,007 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders, which Safety Insurance Group, Inc. (“Safety”, the “Company”, “we”, “our”, “us”) intends to file within 120 days after its December 31, 2024 year-end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

PART I.

ITEM 1.    BUSINESS

General

We are a leading provider of private passenger automobile, commercial automobile, and homeowners insurance in Massachusetts. In addition to these coverages, we offer a portfolio of other insurance products, including dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity"), Safety Property and Casualty Insurance Company ("Safety P&C"), and Safety Northeast Insurance Company (“Safety Northeast”) (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 828 in 1,079 locations throughout these three states during 2024. We have used these relationships and, in particular, our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the second largest commercial automobile carrier in Massachusetts, capturing an approximate 9.7% and 12.9% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2024 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR"). We also are the third largest homeowners insurance carrier in Massachusetts with a 6.3% share of that market in 2023. We were ranked the 55th largest automobile writer in the country according to S&P Global Market Intelligence, based on 2023 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016. The table below shows the amount of direct written premiums written in each state during the year ended December 31, 2024, 2023, and 2022.

	Years Ended December 31,
Direct Written Premiums	2024	2023	2022
Massachusetts	$1,130,254	$941,721	$782,790
New Hampshire	52,095	42,762	36,519
Maine	10,708	6,741	4,009
Total	$1,193,057	$991,224	$823,318

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

Our Competitive Strengths

We Have Strong Relationships with Independent Agents. In 2024, independent agents accounted for approximately 66.1% of the Massachusetts personal lines insurance market measured by direct written premiums as compared to approximately 39.0% nationwide, based on data made available by Independent Insurance Agents and Brokers of America, Inc. and CAR. For that reason, our strategy is centered around, and we sell exclusively through, a network of independent agents. In order to support our independent agents and enhance our relationships with them, we:

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

We Have a History of Profitable Operations.  In 43 out of 44 years since our inception in 1979, we have been profitable. We have achieved our profitability, among other things, by:

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

We Have an Experienced, Committed and Knowledgeable Management Team. Our senior management team has an average of over 26 years of experience with Safety and a demonstrated ability to operate successfully within the property and casualty market.

Our Strategy

To achieve our goal of increasing shareholder value, our strategy is to maintain and develop strong independent agent relationships by providing our agents with a full package of insurance products and information technology services. We believe this strategy will allow us to:

●	further penetrate the Massachusetts, New Hampshire and Maine markets in all lines of business;

●	implement rates, forms and billing options that allow us to cross-sell private passenger automobile, homeowners, dwelling fire, and personal umbrella policies in the personal lines market and commercial automobile, business owner policies and commercial umbrella policies in the commercial lines market in order to capture a larger share of the total Massachusetts, New Hampshire and Maine property and casualty insurance business written by each of our independent agents; and

●	continue to expand our technology to enable independent agents to more easily serve their customers and conduct business with us, thereby strengthening their relationships with us.

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

	Years Ended December 31,
Direct Written Premiums	2024		2023		2022
Private passenger automobile	$664,178	55.8%	$543,167	54.7%	$427,665	52.0%
Commercial automobile	181,677	15.2	157,101	15.9	143,571	17.4
Homeowners	290,386	24.3	242,346	24.5	208,577	25.3
Business owners	31,072	2.6	26,583	2.7	24,200	2.9
Personal umbrella	10,787	0.9	9,385	1.0	8,441	1.0
Dwelling fire	13,408	1.1	11,305	1.1	9,667	1.2
Commercial umbrella	1,549	0.1	1,337	0.1	1,197	0.2
Total	$1,193,057	100.0%	$991,224	100.0%	$823,318	100.0%

Our product lines are as follows:

Private Passenger Automobile (55.8% of 2024 direct written premiums).  Private passenger automobile insurance is our primary product. These policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils.

Commercial Automobile (15.2% of 2024 direct written premiums).  Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers (excluding long-haul trucking), and insure individual vehicles as well as commercial fleets.

Homeowners (24.3% of 2024 direct written premiums).  We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments.

Business Owner Policies (2.6% of 2024 direct written premiums).  We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

Personal Umbrella (0.9% of 2024 direct written premiums). We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients. We write policies at standard rates with limits of $1,000 to $5,000.

Dwelling Fire (1.1% of 2024 direct written premiums).  We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences. We write all forms of dwelling fire coverage at standard rates.

Commercial Umbrella (0.1% of 2024 direct written premiums).  We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

Inland Marine (included in our Homeowners direct written premiums).  We offer inland marine coverage as an endorsement for all homeowners and business owner policies. Inland marine provides additional coverage for jewelry, fine arts and other items that a homeowners or business owner policy would limit or not cover. Scheduled items valued at more than $10 must meet our underwriting guidelines and be appraised.

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

Distribution

We distribute our products exclusively through independent agents, unlike some of our competitors who use multiple distribution channels. We believe this gives us a competitive advantage with the agents. With the exception of personal automobile business assigned to us by the Massachusetts Automobile Insurance Plan (“MAIP”) or written through CAR’s commercial automobile Servicing Carrier program, we do not accept business from insurance brokers. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority. We reserve the ability to cancel any coverage bound, in accordance with applicable law. In total, our independent agents numbered 828 and had 1,079 offices (some agencies have more than one office) and approximately 11,183 customer service representatives during 2024.

Voluntary Agents.  In 2024, we obtained approximately 95.8% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of December 31, 2024, we had agreements with 734 voluntary agents. Our voluntary agents are located in all regions of Massachusetts, New Hampshire and Maine.

We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 65.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the prior year performance of our agents. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by direct written premiums. No individual agency generated more than 10.0% of our direct written premiums in 2024.

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

CAR runs a reinsurance pool for ceded commercial automobile policies through the Commercial Automobile Program (the “Commercial Automobile Program”).  CAR has appointed Safety and three other servicing carriers to process ceded commercial automobile insurance.  Safety was reappointed for this program for an additional five-year term effective January 1, 2022.  Historically, CAR ran a separate reinsurance pool for Taxi, Limousine and Car Service risks; however, beginning with the January 1, 2022 policy year, this pool was combined into the Commercial Automobile Program. Approximately $246,000 of ceded premium is spread equitably among the four servicing carriers.  Subject to the review of the Massachusetts Commissioner of Insurance (“the Commissioner”), CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level.  This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

We are assigned independent agents by CAR who can submit commercial business to us in the Commercial Automobile Program, and we classify those agents as Exclusive Representative Producers (“ERPs”).

The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	Years Ended December 31,
	2024		2023		2022
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	493,164	10.7%	445,336	14.9%	387,463	(0.9)%
MAIP	5,537	298.9	1,388	(35.1)	2,140	1.4
Total private passenger automobile	498,701	11.6	446,724	14.7	389,603	(0.9)
Commercial automobile:
Voluntary agents	73,464	5.8	69,451	4.9	66,214	0.6
ERPs	4,482	6.0	4,229	14.3	3,700	(1.5)
Total commercial automobile	77,946	5.8	73,680	5.4	69,914	0.5
Other:
Homeowners	182,954	7.6	170,047	11.2	152,884	(0.7)
Business owners	8,220	(3.9)	8,557	(0.8)	8,624	(1.7)
Personal umbrella	24,361	8.5	22,462	6.5	21,099	(2.0)
Dwelling fire	6,634	7.2	6,188	8.3	5,715	(4.8)
Commercial umbrella	721	-	721	9.6	658	(2.1)
Total other	222,890	7.2	207,975	10.1	188,980	(1.0)
Total	799,537	9.8	728,379	12.3	648,497	(0.8)

Total voluntary agents	789,518	9.2	722,762	12.5	642,657	(0.8)

In 2024, 61.3% of the private passenger automobile exposures we insure had an other than private passenger policy with us, compared to 64.5% and 65.2% in 2023 and 2022, respectively. In addition, 82.2% of our homeowners’ policyholders had a matching automobile policy with us in 2024 compared to 83.0% in 2023 and 81.9% in 2022.

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

We have a comprehensive branding and advertising campaign using a variety of radio, television, digital, social and print advertisements.

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

Service and Support. We believe that the level and quality of service and support we provide helps differentiate us from other insurers. We have made a significant investment in information technology designed to facilitate our agents' business. Our Agents Virtual Community website helps agents manage their work efficiently. We provide a substantial amount of information online that agents need to serve their customers, such as information about the status of policies, billing and claims. We are also committed to providing our agents with new information through our Marketing Toolkit and Resource Center articles on SafetyInsurance.com to keep their customers informed on how to best protect their auto, home and business. Providing this type of content reduces the number of customer calls we receive and empowers the agent's customer service representatives by enabling them to respond to customers' inquiries while the customer is on the telephone. Finally, we believe that the knowledge and experience of our employees enhances the quality of support we provide.

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

We believe that our technology initiatives have increased revenue and decreased costs while at the same time improving the customer experience for our employees, agents, and policyholders. In 2021, we introduced our Safety Commercial Express commercial auto quoting and policy issuance system in Massachusetts for new business. During 2022, this system was updated to allow for agent processing of endorsements. In 2024, our Safety Commercial Express system was upgraded to the most current cloud enabled version of the system. We are continuously investing in new technologies, including areas such as robotic process automation, artificial intelligence, and automated testing to improve company efficiency.

Cybersecurity. We continuously evolve our cybersecurity strategy to protect Safety's computer assets from a cybersecurity attack. Safety’s cybersecurity committee monitors the landscape for emerging threats, evaluates the latest preventative tools and methods, and recommends ways to increase enterprise security. An employee education program provides ongoing training to Safety's employees, including phishing tests and remediation training. Annual Tabletop exercises allow us to simulate cyber events to continuously improve our incidence response plans.

Innovation Lab. Since 2018, we have had an Innovation Lab to foster a culture of innovative thinking, monitor the InsureTech landscape, and provide Safety, our independent agents, and policyholders with the tools and processes necessary to continuously improve the customer experience and remain competitive in both the current and future insurance marketplace.  During 2024, the Innovation Lab saw two of its successful proof of concepts make it into production in the claims area. In February, an electronic claims payment system was implemented to allow claim payments to be made electronically thus reducing cycle times and improving the customer experience. In the Fall of last year, we also implemented a two-way texting system within the claims department to allow claims adjusters to correspond with customers via SMS text messaging. In September of 2024, the Innovation Lab also partnered with the underwriting, insurance operations and marketing teams to introduce a leak and freeze monitoring device program for our personal property customers. These devices provide real time alerts to customers if water or freezing temperatures are detected in the customers’ property. During 2024, the Innovation Lab continued to perform research on Generative Artificial Intelligence (AI) and Large Language Models and produced working proof of concepts for internal use. In July of 2024, a “Generative AI In the Workplace Policy” was published governing the use of AI tools in the workplace.

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

Billing. A vendor supplied billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. This billing system also allows for policyholder automatic payments (AutoPay) as well as electronic bill (eBill). We believe the sophistication of our direct bill system helps us to limit our bad debt expense. Our bad debt expense as a percentage of direct written premiums was 0.3% and 0.2% in 2024 and 2023, respectively.

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

We also provide eBill, online bill pay (including credit and debit cards), online AutoPay registration for both agents and customers, online declarations pages, billing inquiry, claims inquiry, auto and homeowners claims first notice of loss, online auto insurance cards, and bill pay reminder alerts to our agents’ policyholders through our public website, SafetyInsurance.com.

Additionally, we provide policyholders with mobile technology through our Safety Mobile App for iPhone and Android devices. Safety Mobile provides consumers with access to their agent information, bill pay capabilities, the ability to report an automobile or homeowners claim and access to their insurance card, among other features.

Claims

On casualty claims we utilize stringent claims settlement procedures, which include guidelines that establish settlement ranges for soft tissue injuries. If we are unable to settle these claims within our pricing guidelines, we explore other cost-effective options including alternative dispute resolutions and/or litigation. We believe that these procedures result in providing our adjusting staff with a uniform approach to negotiation.

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

Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the expenses associated with investigating and paying the losses, or loss adjustment expenses. Every quarter, we review and establish our reserves. Regulations promulgated by the Commissioner require us to annually obtain a certification from either a qualified actuary or an approved loss reserve specialist, who may be one of our employees, that our loss and loss adjustment expense reserves are reasonable.

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

When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2024 is adequate to cover the ultimate cost of losses and claims incurred as of that date.

Management determines its loss and loss adjustment expense ("LAE") reserve estimates based upon the analysis of the Company's actuaries. Management has established a process for the Company's actuaries to follow in establishing reasonable reserves. The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management. The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $497,512 to a high of $566,772 as of December 31, 2024. The Company's net loss and LAE reserves, based on our actuaries' best estimate, were set at $540,877 as of December 31, 2024. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount any of our reserves.

The following table presents development information on changes in the reserves for losses and LAE of our Insurance Subsidiaries for each year in the three-year period ended December 31, 2024, 2023 and 2022.

	Year Ended
	2024	2023	2022
Reserves for losses and LAE at beginning of year	$603,081	$549,598	$570,651
Less receivable from reinsurers related to unpaid losses and LAE	(112,623)	(93,394)	(90,667)
Net reserves for losses and LAE at beginning of year	490,458	456,204	479,984
Incurred losses and LAE, related to:
Current year	768,531	689,683	549,258
Prior years	(51,894)	(47,381)	(57,279)
Total incurred losses and LAE	716,637	642,302	491,979
Paid losses and LAE related to:
Current year	449,562	409,634	342,971
Prior years	216,656	198,414	172,788
Total paid losses and LAE	666,218	608,048	515,759
Net reserves for losses and LAE at end of period	540,877	490,458	456,204
Plus receivable from reinsurers related to unpaid losses and LAE	130,792	112,623	93,394
Reserves for losses and LAE at end of period	$671,669	$603,081	$549,598

The following table represents the development of reserves, net of reinsurance, for calendar years 2014 through 2024. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2024.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

	As of and for the Year Ended December 31,
	2024	2023	2022	2021	2020	2019	2018	2017	2016	2015	2014
Reserves for losses and
LAE originally estimated:	$ 540,877	$ 490,458	$ 456,204	$ 479,984	$ 461,270	$ 488,194	$ 476,321	$ 490,969	$ 476,597	$ 485,716	$ 420,767
Cumulative amounts paid as of:
One year later		216,656	198,414	172,788	132,897	153,727	164,595	159,234	164,466	174,506	132,364
Two years later			270,716	258,181	202,320	216,822	230,294	241,032	231,473	250,306	189,367
Three years later				297,187	253,495	263,149	269,065	282,242	283,812	290,287	223,465
Four years later					275,417	296,870	293,203	304,009	305,024	310,140	241,589
Five years later						311,300	314,032	318,471	318,149	319,817	252,714
Six years later							321,188	328,661	325,785	325,669	255,581
Seven years later								332,383	331,864	328,703	256,733
Eight years later									332,923	332,439	257,956
Nine years later										333,252	260,163
Ten years later											260,779

	As of and for the Year Ended December 31,
	2024	2023	2022	2021	2020	2019	2018	2017	2016	2015	2014
Reserves re-estimated as of:
One year later		$ 438,564	$ 408,823	$ 422,705	$ 407,597	$ 433,350	$ 434,273	$ 434,481	$ 434,813	$ 440,268	$ 390,452
Two years later			380,677	384,120	359,564	395,578	393,948	400,312	391,630	406,253	348,660
Three years later				360,965	328,268	365,786	372,282	376,584	372,379	376,201	313,100
Four years later					312,141	344,785	355,215	365,267	359,549	361,335	287,131
Five years later						332,391	341,625	355,415	352,330	353,983	276,309
Six years later							332,919	345,705	346,607	347,373	272,178
Seven years later								339,495	340,738	343,345	268,514
Eight years later									336,046	338,934	266,532
Nine years later										335,504	264,095
Ten years later											262,456

Cumulative
(redundancy) deficiency 2024		(51,894)	(75,527)	(119,019)	(149,129)	(155,803)	(143,402)	(151,474)	(140,551)	(150,212)	(158,311)

	As of and for the Year Ended December 31,
	2024	2023	2022	2021	2020	2019	2018	2017	2016	2015	2014
Gross liability-end of year	$ 671,669	$ 603,081	$ 549,598	$ 570,651	$ 567,580	$ 610,566	$ 584,719	$ 574,054	$ 560,321	$ 553,977	$ 482,012
Reinsurance recoverables	130,792	112,623	93,394	90,667	106,310	122,372	108,398	83,085	83,724	68,261	61,245
Net liability-end of year	540,877	490,458	456,204	479,984	461,270	488,194	476,321	490,969	476,597	485,716	420,767
Gross estimated liability-latest		549,610	478,630	435,511	400,283	440,376	431,174	416,519	395,679	365,598	301,493
Reinsurance recoverables-latest		111,046	97,953	74,546	88,142	107,985	98,255	77,024	59,633	30,094	39,037
Net estimated liability-latest		438,564	380,677	360,965	312,141	332,391	332,919	339,495	336,046	335,504	262,456

In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 2024 estimate for a previously incurred loss was $150 and the loss was reserved at $100 in 2020, the $50 deficiency (later estimate minus original estimate) would be included in the cumulative (redundancy) deficiency in each of the years 2020-2023 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

The table shows that we have substantially benefited in the current and prior years from releasing redundant reserves. In the years ended December 31, 2024, 2023, and 2022 we decreased loss reserves related to prior years by $51,894, $47,381 and $57,279, respectively. Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2024 protected us in the event of a "121-year storm" (that is, a storm of a severity expected to occur once in a 121-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. In 2024, we purchased three layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $75,000 up to a maximum of $690,000.  Our reinsurers’ co-participation is 80.0% of $75,000 for the 1st layer, 80.0% of $250,000 for the 2nd layer, and 80.0% of $290,000 for the 3rd layer.

For 2025, we have purchased three layers of excess catastrophe reinsurance providing $675,000 of coverage for property losses in excess of $75,000 up to a maximum of $750,000. Our reinsurers’ co-participation is 85.0% of $75,000 for the 1st layer, 85.0% of 250,000 for the 2nd layer and 85.0% of $350,000 for the 3rd layer.

We also have casualty excess of loss reinsurance for large casualty losses occurring in our automobile, homeowners, dwelling fire, and business owner lines of business in excess of $2,000 up to a maximum of $10,000. We have property excess of loss reinsurance coverage for large property losses, with coverage in excess of $3,000 up to a maximum of $20,000, for our homeowners, and business owners. In addition, we have liability excess of loss reinsurance for umbrella large losses in excess of $1,000 up to a maximum of $10,000. We also have various reinsurance agreements with Hartford Steam Boiler Inspection and Insurance Company, of which the primary contract is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies.

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

At December 31, 2024, we also had $168,538 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

The Company participated in the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”), in which premiums, expenses, losses and loss adjustment expenses on homeowners business that could not be placed in the voluntary market was shared by all insurers writing homeowners business in Massachusetts. On April 1, 2024, the Division approved a restructuring of the FAIR Plan (“FAIR Plan Restructuring”), transforming it from a partnership that shares profit and losses with member companies to a stand-alone, risk bearing entity, and distributing the accumulated members’ equity.

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

We are the third largest writer of private passenger automobile insurance in Massachusetts with a market share of 9.7% in 2024. Our principal competitors within the Massachusetts private passenger automobile insurance market are MAPFRE SA, Government Employees Insurance Company, Progressive Casualty Insurance Company, and Plymouth Rock Assurance Corporation, which held 19.0%, 12.6%, 9.6% and 7.7% market shares based on premiums, respectively, in 2024 according to CAR.

We are the second largest writer of commercial automobile insurance in Massachusetts with a market share of 12.9% in 2024. Our principal competitors in the Massachusetts commercial automobile insurance market are MAPFRE SA, Arbella Mutual Insurance Company and Progressive Casualty Insurance Company, which held 13.1%, 10.4% and 9.4% market shares based on premium, respectively, according to CAR. This includes our share of residual market business as one of four servicing carriers in CAR’s Commercial Automobile Program.

We are the third largest writer of homeowners insurance business in Massachusetts, with a market share of 6.3% in 2023. Our principal competitors within the Massachusetts homeowners insurance market are MAPFRE SA, Liberty Mutual and The Andover Companies, which held 12.2%, 9.0% and 6.3% market shares, respectively, in 2023 (according to S&P Global Market Intelligence).

Human Capital

At December 31, 2024, we employed 551 employees who all work in the New England region. The management team establishes hiring and compensation practices for our Company. The Board is periodically updated on key employee engagement and employee relations measures. In addition, the Board’s Compensation Committee is responsible for reviewing performance and approving compensation paid to senior leaders. Our Human Resources team, led by our Chief Financial Officer, supports the Compensation Committee in the execution of its responsibilities. In addition to the day-to-day support, they provide to our management team, the Human Resources team monitors the pulse of our employee population.

As noted in our Environmental, Social and Governance (“ESG”) Report, located on our Company website, we create a workplace where all employees are treated with dignity and respect, and individual differences are valued, all with the goal of securing the trust and satisfaction of our employees. The Company is committed to a policy of inclusiveness and is committed to actively seeking out highly-qualified candidates. The Company prioritizes an environment where employees are respected, inspired to perform at their best, and are recognized for their contributions. We persistently work to improve the employee experience in support of our continuing strategic objective to attract, retain and develop talent in the insurance industry. Our commitment to a robust talent pool starts at the top. The Board engages with the Compensation Committee annually to review executive level compensation, consider key pipeline talent and conduct succession planning. In addition, our leadership team conducts a comprehensive annual review process across our organization each year. We have a history of promotion from within as approximately 19% of our organization has 25 years of experience at Safety.

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

Investments

Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high-quality investment portfolio consistent with our established investment policy. As of December 31, 2024, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities). In addition, no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa," or the lowest investment grade assigned by Moody's. Of the less than 15.0% of our portfolio invested in senior bank loans and high yield bonds at December 31, 2024, no more than 5.0% may be invested in the securities of any one issuer, no more than 10.0% may be invested in any issuers total outstanding debt issue, and a maximum of 10.0% may be invested in securities unrated or rated "B-" or below by Moody's. We continually monitor the mix of taxable and tax-exempt securities in an attempt to maximize our total after-tax return. We utilize the services of third-party investment managers.

We believe that the incorporation of material, non-financial factors into investment selection and risk management has the potential to enhance long-term investment returns. We incorporate ESG factors managed for us by third-party investment managers. We measure our exposure to ESG risks at both individual asset classes and total portfolio levels.

The following table reflects the composition of our investment portfolio as of December 31, 2024 and 2023.

	As of December 31,
	2024		2023
	Estimated	% of	Estimated	% of
	Fair Value	Portfolio	Fair Value	Portfolio
U.S. Treasury Securities	$2,343	0.2%	$2,320	0.2%
Obligations of states and political subdivisions	36,166	2.4	36,523	2.6
Residential mortgage-backed securities (1)	301,227	19.9	247,237	17.4
Commercial mortgage-backed securities	129,375	8.6	139,850	9.8
Other asset-backed securities	63,717	4.2	61,333	4.3
Corporate and other securities	582,390	38.5	564,882	39.6
Subtotal, fixed maturity securities	1,115,218	73.8	1,052,145	73.9
Short term investments	19,975	1.3	-	-
Equity securities (2)	221,422	14.6	238,022	16.7
Other invested assets (3)	156,444	10.3	133,946	9.4
	$1,513,059	100.0%	$1,424,113	100.0%

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

The following table reflects our investment results for each of the three-year periods ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
Average cash and invested securities (at cost)	$1,431,163	$1,421,882	$1,462,761
Net investment income (1)	$55,720	$56,377	$46,725
Net effective yield (2)	3.9%	4.0%	3.2%

(1) After investment expenses, excluding realized investment gains or losses.

(2) Net investment income for the period divided by average invested securities and cash for the same period.

As of December 31, 2024, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured, senior bank loans and high yield bonds.

The composition of our fixed income security portfolio by rating is presented in the following table.

The composition of our fixed income security portfolio by rating is presented in the following table.
	As of December 31,
	2024		2023
	Estimated		Estimated
	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$301,227	27.0%	$247,237	23.5%
Aaa/Aa	211,088	18.9	212,833	20.2
A	205,305	18.4	219,018	20.8
Baa	210,254	18.9	202,513	19.2
Ba	43,869	3.9	47,946	4.6
B	76,538	6.9	84,681	8.0
Caa/Ca	5,553	0.5	3,733	0.4
Not rated	61,384	5.5	34,184	3.3
Total	$1,115,218	100.0%	$1,052,145	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2024, 66.6% of our available for sale fixed maturity investments were rated Category 1 and 17.5% were rated Category 2, the two highest ratings assigned by the SVO.

The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2024.

	As of December 31, 2024
	Estimated
	Fair Value	Percent
Due in one year or less	$39,095	3.5%
Due after one year through five years	300,994	27.0
Due after five years through ten years	251,641	22.6
Due after ten years through twenty years	27,924	2.5
Due after twenty years	1,245	0.1
Asset-backed securities (1)	494,319	44.3
Totals	$1,115,218	100.0%

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

In addition, the Commissioner periodically conducts financial and market conduct examinations of all licensees domiciled in Massachusetts. Our most recent financial condition examination was for the five-year period ending December 31, 2018. The Division had no material findings as a result of this examination. The Division recently began their review of the five-year period ended December 31, 2023.

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

Insurance Regulation Concerning Dividends.  We rely on dividends from the Insurance Subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company. The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10.0% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2024, the statutory surplus of Safety Insurance was $758,789 and its net income for 2024 was $43,387. A maximum of $75,879 will be available during 2025 for such dividends without prior approval of the Commissioner.

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

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In 2024, 2023, and 2022 all our ratios for all our Insurance Subsidiaries were within the normal range.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2024, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.

Own Risk Solvency Assessment.  On January 11, 2017, the Division adopted the National Association of Insurance Commissioners’ Own Risk Solvency Assessment (“ORSA”) Act requiring the Company to file its assessment on an annual basis. ORSA is an internal process undertaken by an insurer or insurance group to assess the adequacy of its risk management and current and prospective solvency positions under normal and severe stress scenarios. We have completed this filing for the 2024 period.

Executive Officers and Directors

The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

			Years
			Employed
Name	Age (1)	Position	by Safety
George M. Murphy	58	President, Chief Executive Officer, Chairman of the Board	36
Christopher T. Whitford	42	Vice President, Chief Financial Officer and Secretary	12
Mary F. McConnell	41	Vice President - Underwriting	18
John P. Drago	58	Vice President - Marketing	30
Brian S. Lam	45	Vice President - Insurance Operations	23
Paul J. Narciso	61	Vice President - Claims	34
Stephen A. Varga	57	Vice President - Management Information Systems	32
Glenn R. Hiltpold	54	Vice President - Actuarial Services	25
Thalia M. Meehan	63	Lead Independent Director	-
Mary C. Moran	69	Director	-
John D. Farina	61	Director	-
Deborah E. Gray	61	Director	-
Dennis J. Langwell	66	Director	-
Charles J. Brophy III	68	Director	-
___________________
(1) As of February 15, 2025

George M. Murphy, CPCU, was appointed President and Chief Executive Officer of the Company effective April 1, 2016. He previously was the Vice President of Marketing since October 1, 2005. Mr. Murphy was appointed to the Board of Directors and to the Investment Committee in February 2016. Effective May 17, 2023, Mr. Murphy was elected to serve as Chairman of the Board. Mr. Murphy has been employed by the Insurance Subsidiaries for over 36 years. Mr. Murphy is also on the Board of Trustees of the Insurance Library Association of Boston.

Christopher T. Whitford, was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 2, 2020. Mr. Whitford, a Certified Public Accountant in Massachusetts, has been employed by the Insurance Subsidiaries for over 12 years, previously serving as the Company’s Controller since 2012, and began his career at PricewaterhouseCoopers in 2005. Mr. Whitford serves on the Audit Committee of Guaranty Fund Management Services and serves on the Audit Committee of the Massachusetts Property Insurance Underwriting Association.

Mary F. McConnell was appointed Vice President of Underwriting of the Company in July 2024 and was named as Secretary of the Insurance Subsidiaries at that time. Prior to that, she served as the Director of Products and Services since April 2019. Ms. McConnell has been employed by the Insurance Subsidiaries for over 18 years and has held numerous positions in Underwriting throughout her career. Ms. McConnell was appointed by the Commissioner of Insurance to the Commonwealth Automobile Reinsurers (“CAR”) Governing Committee in January 2023 and was reappointed for the term effective July 1, 2024 through June 30, 2030. She has served on several committees of CAR including the Commercial Automobile Committee, MAIP Steering Committee, and Market Review Committee. She has also served as a member of the Automobile Insurers Bureau of Massachusetts (“AIB”) Rules and Forms Advisory Panel.

John P. Drago was appointed Vice President of Marketing on February 1, 2016. Mr. Drago has been employed by the Insurance Subsidiaries for over 30 years and most recently served as Director of Marketing.

Brian S. Lam was appointed Vice President of Insurance Operations of the Company on February 27, 2024, effective March 1, 2024. Mr. Lam has held the Director of Insurance Operations and Customer Engagement position with the Company since 2014 and began his career with the Company in 2002. He currently sits on the Deep Customer Connections Innovators Committee.

Paul J. Narciso was appointed Vice President of Claims of the Company on August 5, 2013.  Mr. Narciso has held various adjusting and claims management positions with the Company since 1990.  Mr. Narciso has 38 years of claim experience having worked at two national carriers prior to joining Safety.  He has previously served on the Governing Board of the Massachusetts Insurance Fraud Bureau and the Claims Subcommittee at Commonwealth Automobile Reinsurers.

Stephen A. Varga was appointed Vice President of Management Information Systems of the Company on August 6, 2014. Mr. Varga has held various information technology positions with the Company since 1992 and most recently served as Senior Director of MIS.

Glenn R. Hiltpold was appointed Vice President of Actuarial Services of the Company on March 1, 2021. Mr. Hiltpold, a Fellow of the Casualty Actuarial Society, has held the Director of Actuarial Services position with the Company since 2004 and has been an employee of the Insurance Subsidiaries for 25 years.

Thalia M. Meehan was appointed Director of the Company on July 3, 2017 and Lead Independent Director on January 11, 2022. Ms. Meehan has also been appointed to serve as a member of the Investment Committee and the Compensation Committee. Ms. Meehan, a Chartered Financial Analyst, has over 30 years of experience in the investment sector. Ms. Meehan retired from Putnam Investments in 2016 with 27 years of experience and most recently served as a Team Leader and Portfolio Manager at Putnam Investments. Ms. Meehan currently serves on the Advisory Committees for both the Board of Boston Women in Public Finance and the Huntington Theatre Company. Previously, she was a board member at Cambridge Bancorp, where she served on the Trust and Risk Committees. She also was a member of the Nominating and Governance Committees for the Municipal Securities Rulemaking Board.

Mary C. Moran was appointed Director of the Company on March 27, 2020. Ms. Moran has over 45 years of financial experience in both private industry as well as consulting. Ms. Moran began her career at KPMG, previously Peat Marwick, where she became a Senior Manager before serving as Senior Vice President of Finance and Administration for Boston Sand and Gravel Company from 1990 to 2001. Since 2002 she has served as CEO of MCM Financial Consulting, focusing on projects within the banking, construction, higher education, manufacturing, not-for-profit and professional services industries. Ms. Moran is a former director of Care Dimensions where she served on the finance and audit committee and is a former director and audit committee member of Danvers Bankcorp, the College of the Holy Cross and Catholic Memorial School. Ms. Moran graduated from Northeastern University with a M.B.A. and MS in Accounting and from the College of the Holy Cross with a degree in Economics. Ms. Moran qualifies as an “Audit Committee Financial Expert” as defined by the U.S. Securities and Exchange Commission rules. Ms. Moran serves as Chairperson of the Nominating and Governance Committee and serves as a member of the Audit Committee.

John D. Farina was appointed Director of the Company on March 24, 2022. Mr. Farina was appointed Chairperson of the Audit Committee in May 2023, and also serves as a member of the Nominating and Governance Committee. Mr. Farina recently retired from PricewaterhouseCoopers (“PwC”) as Northeast Managing Partner and as a member of PwC’s Global Board of Directors, where he was a member of the Risk & Quality and Operations Committees. He has 36 years of experience advising both domestic and multinational Fortune 500 companies on financial accounting, regulatory, and tax matters, with a deep expertise in the insurance industry. Mr. Farina also led PwC’s US Insurance Tax practice and has deep insurance industry expertise. During his time at PwC, Mr. Farina held a variety of senior leadership roles including Managing Partner of the Northeast Region, where he was responsible for approximately 3,800 partners and staff in five offices. In this role, he oversaw strategic planning, operations, finance, risk management, human capital, and marketing functions. Mr. Farina was elected by his fellow partners for two terms on both PwC’s US and Global Boards, providing 10 years of governance oversight to the firm. After retiring from PwC in 2021, Mr. Farina was elected to join the Board of Directors of St. Jude Children's Research Hospital in Memphis, Tennessee, where he serves as the Vice Chair of the Audit & Compliance Committee. Mr. Farina has also served on several non-profit boards, including the Greater Boston Chamber of Commerce. Mr. Farina received his BBA in Accounting from Evangel University and was a CPA in Massachusetts and Texas. Mr. Farina qualifies as an “Audit Committee Financial Expert” as defined by the U.S. SEC rules.

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

Dennis J. Langwell was appointed Director of the Company on April 5, 2023. Mr. Langwell is a retired senior executive of Liberty Mutual Insurance, a Fortune 100 company, where he worked more than 25 years in various executive, strategic and financial positions, until his retirement in 2021. His most recent position was Vice Chairman of Insurance Operations, and prior to that he was President of Global Risk Solutions, where he led Liberty’s $20 billion global commercial (re) insurance business. Prior to his role as President of Global Risk Solutions, Mr. Langwell served as Executive Vice President and Chief Financial Officer from 2003 to 2018. Mr. Langwell began his career at KPMG and has over 40 years of insurance and finance experience. Mr. Langwell also serves on the boards of James River Group and Companion Protect and on the Advisory Board of Owl.co. He is also the Vice Chairman of the Providence College Board of Trustees, where he received his Bachelor of Science in Accounting, and is Chairman of the Board of Trustees of the U.S.S. Constitution Museum. Mr. Langwell qualifies as an “Audit Committee Financial Expert” as defined by the U.S. SEC rules. Mr. Langwell serves as Chairperson of the Compensation Committee and member of the Audit Committee.

Charles J. Brophy III was appointed Director of the Company on April 5, 2023. Mr. Brophy has also been appointed to serve as a member of the Investment Committee. Mr. Brophy joined the Board with over 30 years of experience in the insurance industry. He spent the last 23 years with HUB International, where he currently serves as the Regional President (U.S. East), and has extensive commercial and personal sales development and management experience. Prior to joining HUB International, Mr. Brophy was a Director at Bain Hogg Robinson, LLC, and began his career in commercial lines underwriting with The Travelers Insurance Company (“Travelers”). Mr. Brophy was the 2016 Massachusetts Insurance Professional of the Year and has served on various advisory councils for The Hartford Insurance Group, Arbella Mutual Insurance, The Hanover Insurance Group, and Travelers. He is also a member at the Insurance Library Association of Boston.

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

Approximately 55.8% of our direct written premiums for the year ended December 31, 2024 were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

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

Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 45.3% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2024, based upon fair value measurement, 73.8% of our investment portfolio was invested in fixed maturity securities, 14.6% in equity securities, 10.3% in other invested assets, and 1.3% in short term investments. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. Changes in interest rates affect the carrying value of our fixed maturity investments and returns on our fixed maturity investments. A decline in interest rates reduces the returns available on new fixed maturity investments (including those purchases to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income on a going-forward basis, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value.

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

The VP of MIS has expertise assessing and managing cybersecurity risks, and is a member of both the Risk Committee and Cybersecurity Committee.  He has served in his current role since 2014 and has held several senior-level information technology roles in his 32-year tenure with the Company. In his various roles, he has been responsible for providing senior leadership in the areas of information security, IT governance risk & compliance, business continuity, and disaster recovery.

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

On October 19, 2021, the Supreme Judicial Court of Massachusetts (the “SJC”) unanimously ruled that property and casualty insurers must compensate third-party claimants under property damage coverage, part 4 of the standard Massachusetts automobile insurance policy, 2008 edition (standard policy), for the inherent diminished value (“IDV”) that occurs when their vehicles are damaged in a crash. This ruling overturned a previous decision by the Massachusetts Superior Court (the “Superior Court”), which found that a Massachusetts auto insurance policy did not provide property damage coverage for inherent diminished value damages for third-party claimants. The SJC placed the burden of proof on the individual claimant by explicitly specifying that the claimant must establish that the vehicle has suffered IDV damages and also the amount of IDV damages at issue. The SJC further ruled that an insurer’s previous denial of coverage for such damages could not serve as the basis for a claim of unfair business practices. On June 20, 2023, the Superior Court denied a motion brought by the plaintiffs seeking class certification. The plaintiffs had filed a motion to amend the complaint, seeking to address the concerns raised by the Superior Court in denying their motion for class certification, which Safety had opposed. The motion was denied, thus at this point, there will not be a renewed motion for class certification. Safety has not accrued for a specific loss contingency.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 14, 2025, there were 7 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 19,346 held in "Street Name."

The closing price of the Company's common stock on February 14, 2025 was $77.96 per share. The Company’s common stock trades on the NASDAQ stock exchange under the symbol SAFT.

During 2024 and 2023, the Company’s Board declared four quarterly cash dividends to shareholders, which were paid and accrued in the amounts of $53,166 and $52,992, respectively. On February 25, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.90 per share to shareholders of record on March 3, 2025 payable on March 14, 2025. The Company plans to continue to declare and pay quarterly cash dividends in 2025, depending on the Company's financial position and the regularity of its cash flows.

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

The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2024 (the Company's fiscal year end), and such information is incorporated herein by reference.

For information regarding our share repurchase program, refer to Item 8—Financial Statements and Supplementary Data, Note 14, Share Repurchase Program, of this Form 10-K.

COMMON STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2019 and ending on December 31, 2024 with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of seven selected property & casualty insurance companies over the same period. The peer group consists of Donegal Group, Inc., Erie Indemnity Company, Horace Mann Educators Corporation, The Hanover Insurance Group, Inc., Mercury General Corp., Selective Insurance Group, Inc., and United Fire Group. Note that this peer group has changed from prior years due to acquisition activity. The graph shows the change in value of an initial one-hundred-dollar investment over the period indicated, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2019 Among
Safety Insurance Group, Inc.,
Property & Casualty Insurance Peer Group and the NASDAQ Stock Market Index

$190
$170
$150
$130
$110
$90
$196
$154
$137
$128
$122
$119
$118
$115
$112
$104
$104
$103
$100
$99
$99
$93

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Safety Insurance Group, Inc.	$100	$104	$118	$122	$115	$104
Property & Casualty Insurance Peer Group	$100	$119	$93	$99	$112	$103
NASDAQ Stock Market Index	$100	$99	$128	$137	$154	$196

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

ISSUER PURCHASES OF EQUITY SECURITIES

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares.  The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No shares were repurchased during the three months ended December 31, 2024.

	Total number	Average	Total number of shares purchased as part of	Maximum number of
	of Shares	price paid	publicly announced	shares that may yet be purchased under the
Period	purchase	per share	plans or programs	plans or programs
October 1-31, 2024	—	—	—	703,971
November 1-30, 2024	—	—	—	703,971
December 1-31, 2024	—	—	—	703,971
Total	—	—	—

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

We are a leading provider of private passenger automobile (55.8% of our direct written premiums in 2024), commercial automobile, (15.2% of 2024 direct written premiums), and homeowners (24.3% of 2024 direct written premiums) insurance. In addition to these coverages, we offer a portfolio of other insurance products, including dwelling fire, umbrella and business owner policies (totaling 4.7% of 2024 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, Safety P&C, and Safety Northeast (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 828 in 1,079 locations throughout these three states during 2024. We have used these relationships and our extensive knowledge of the market to become the third largest private passenger automobile carrier and the second largest commercial automobile carrier in Massachusetts, capturing an approximate 9.7% and 12.9% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2024, according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. We are the third largest homeowners insurance carrier in Massachusetts, with a market share of 6.3% in 2023.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an “A (Excellent)” rating. Our “A” rating was reaffirmed by A.M. Best on June 18, 2024.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016. In November 2020, we formed a fourth insurance subsidiary, Safety Northeast, which became licensed to write insurance products in Massachusetts. The table below shows the amount of direct written premiums in each state during the years ended December 31, 2024, 2023, and 2022.

	Years Ended December 31,
Direct Written Premiums	2024	2023	2022
Massachusetts	$1,130,254	$941,721	$782,790
New Hampshire	52,095	42,762	36,519
Maine	10,708	6,741	4,009
Total	$1,193,057	$991,224	$823,318

Recent Trends and Events

Direct and Net Written Premiums. For the quarter ended December 31, 2024, the Company achieved its ninth consecutive quarter of double-digit growth in direct and net written premiums. For the three months ended December 31, 2024, direct written premium growth and net written premium growth were 18.7% and 12.9%, respectively. For the year ended December 31, 2024, direct written premium growth and net written premium growth were 20.4% and 18.2%, respectively. The increase in premium is driven by new business production, improved retention, and rate increases. For the year ended December 31, 2024, the Company achieved policy count growth across all lines of business, including 10.0%, 4.5% and 8.7% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2023. Additionally, for the year ended December 31, 2024, average written premium per policy increased 14.1%, 10.7% and 8.9% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2023.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts, New Hampshire and Maine in 2025, 2024 and 2023.

Line of Business	Effective Date	Rate Change
Massachusetts Private Passenger Automobile	January 1, 2025	5.3%
New Hampshire Commercial Automobile	November 1, 2024	9.5%
New Hampshire Private Passenger Automobile	October 1, 2024	4.4%
New Hampshire Homeowners	October 1, 2024	7.4%
Maine Private Passenger Automobile	September 1, 2024	4.4%
Massachusetts Homeowners	August 1, 2024	5.9%
Massachusetts Private Passenger Automobile	July 1, 2024	4.8%
Massachusetts Commercial Automobile	May 1, 2024	6.3%
New Hampshire Private Passenger Automobile	April 1, 2024	3.4%
Massachusetts Private Passenger Automobile	January 1, 2024	3.5%
New Hampshire Commercial Automobile	November 1, 2023	7.9%
New Hampshire Homeowners	October 1, 2023	6.0%
Maine Private Passenger Automobile	October 1, 2023	7.3%
New Hampshire Private Passenger Automobile	September 1, 2023	6.5%
Massachusetts Homeowners	August 1, 2023	3.9%
Massachusetts Private Passenger Automobile	July 1, 2023	4.3%
Massachusetts Commercial Automobile	May 1, 2023	4.0%

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred for the three months ended December 31, 2024 increased by $20,902, or 12.1%, to $193,007 from $172,105 for the comparable 2023 period. Losses and loss adjustment expenses incurred for the year ended December 31, 2024 increased by $74,335, or 11.6%, to $716,637 from $642,302 for the comparable 2023 period. The increase in losses for the three months ended and year ended December 31, 2024 is primarily driven by larger policy counts.

Loss, expense, and combined ratios calculated under U.S. generally accepted accounting principles for the quarter ended December 31, 2024 were 71.7%, 30.2%, and 101.9%, respectively, compared to 76.1%, 30.4%, and 106.5%, respectively, for the comparable 2023 period. Loss, expense, and combined ratios calculated under U.S. generally accepted accounting principles for the year ended December 31, 2024 were 70.9%, 30.2%, and 101.1%, respectively, compared to 77.0%, 30.7%, and 107.7%, respectively, for the comparable 2023 period. The 2024 decrease in loss ratio is primarily due to the moderation of loss severity in Private Passenger Automobile, growth in earned premiums, and favorable prior year development. Additionally, the prior year loss ratio for the year ended December 31, 2023 was impacted by two severe weather events, totaling $41,178. The 2024 decrease in the expense ratios in both periods is primarily driven by the increase in net earned premium.

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

Catastrophe losses incurred by the type of event are shown in the following table.

	Years Ended December 31,
Event	2024	2023	2022
Freeze	$-	$29,543	$-
Windstorms and hailstorms	$-	$11,635	$-
Total losses incurred (1)	$-	$41,178	$-
(1)	Total losses incurred include losses plus defense and cost containment expenses and excludes adjusting and other claims settlement expenses.

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

Our GAAP insurance ratios are presented in the following table for the periods indicated.

	Years Ended December 31,
	2024	2023	2022
GAAP ratios:
Loss ratio	70.9%	77.0%	64.9%
Expense ratio	30.2	30.7	32.3
Combined ratio	101.1%	107.7%	97.2%

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

The maximum number of shares of common stock between both the 2018 Amended Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At December 31, 2024, there were 364,912 shares available for future grant. Grants outstanding under the plans as of December 31, 2024, were comprised of 136,754 restricted shares.

Grants made under the Incentive Plan during the years 2022 through 2024 were as follows.

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS - Service	February 23, 2022	31,864	$84.98	3 years, 30%-30%-40%
RS - Performance	February 23, 2022	26,037	$84.98	3 years, cliff vesting (3)
RS	February 23, 2022	5,000	$84.98	No vesting period (2)
RS	March 24, 2022	2,000	$89.63	No vesting period (2)
RS - Performance	February 23, 2022	5,791	$84.98	No vesting period (4)
RS - Service	February 23, 2023	33,101	$80.24	3 years, 30%-30%-40%
RS - Performance	February 23, 2023	25,990	$80.24	3 years, cliff vesting (3)
RS - Performance	February 23, 2023	4,703	$80.24	3 years, cliff vesting (4)
RS	February 23, 2023	6,000	$80.24	No vesting period (2)
RS	May 17, 2023	1,000	$71.78	No vesting period (2)
RS - Service	February 27, 2024	31,221	$85.61	3 years, 30%-30%-40%
RS - Performance	February 27, 2024	25,390	$85.61	3 years, cliff vesting (3)
RS	February 27, 2024	7,000	$85.61	No vesting period (2)
RS - Service	July 01, 2024	1,196	$75.24	3 years, 30%-30%-40%
RS - Service	September 03, 2024	314	$86.00	3 years, 30%-30%-40%
RS - Performance	July 01, 2024	1,327	$75.24	3 years, cliff vesting (3)
RS - Performance	September 03, 2024	365	$86.00	3 years, cliff vesting (3)

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models. As of January 1, 2024, we purchased three layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $75,000 up to a maximum of $690,000. Our reinsurers’ co-participation is 80.0% of $75,000 for the 1st layer, 80.0% of $250,000 for the 2nd layer, and 80.0% of $290,000 for the 3rd layer. As a result of the changes to the models, our catastrophe reinsurance in 2024 protects us in the event of a “121-year storm” (that is, a storm of a severity expected to occur once in a 121-year period). Most of our reinsurers have an A.M. Best rating of “A+” (Superior) or “A” (Excellent).

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing commercial automobile insurance in Massachusetts.

We also had $168,538 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Results of Operations

The following table shows certain of our selected financial results.

	Years Ended December 31,
	2024	2023	2022
Direct written premiums	$1,193,057	$991,224	$823,318
Net written premiums	$1,093,405	$925,295	$773,735
Net earned premiums	$1,010,704	$834,414	$758,505
Net investment income	55,720	56,377	46,725
Earnings from partnership investments	10,271	5,540	12,484
Net realized gains on investments	7,720	1,327	9,190
Change in net unrealized gains on equity securities	3,951	7,502	(44,386)
Credit loss benefit (expense)	9	(530)	14
Commission income	7,942	6,932	566
Finance and other service income	23,700	19,394	14,461
Total revenue	1,120,017	930,956	797,559
Losses and loss adjustment expenses	716,637	642,302	491,979
Underwriting, operating and related expenses	305,322	256,580	245,145
Other expense	7,683	6,836	330
Interest expense	509	818	524
Total expenses	1,030,151	906,536	737,978
Income before income taxes	89,866	24,420	59,581
Income tax expense	19,132	5,545	13,020
Net income	$70,734	$18,875	$46,561
Earnings per weighted average common share:
Basic	$4.79	$1.28	$3.17
Diluted	$4.78	$1.28	$3.15
Cash dividends paid per common share	$3.60	$3.60	$3.60

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$70,734	$18,875	$46,561
Exclusions from net income:
Net realized gains on investments	(7,720)	(1,327)	(9,190)
Change in net unrealized (gains) on equity securities	(3,951)	(7,502)	44,386
Credit loss (benefit) expense	(9)	530	(14)
Income tax benefit (expense)	2,453	1,743	(7,388)
Non-GAAP Operating income	$61,507	$12,319	$74,355

Net income per diluted share	$4.78	$1.28	$3.15
Exclusions from net income:
Net realized gains on investments	(0.52)	(0.09)	(0.62)
Change in net unrealized (gains) on equity securities	(0.27)	(0.51)	3.02
Credit loss (benefit) expense	-	0.04	-
Income tax benefit (expense)	0.17	0.12	(0.50)
Non-GAAP Operating income per diluted share	$4.16	$0.84	$5.05

YEAR ENDED DECEMBER 31, 2024 COMPARED TO YEAR ENDED DECEMBER 31, 2023

Direct Written Premiums.  Direct written premiums for the year ended December 31, 2024 increased by $201,833, or 20.4%, to $1,193,057 from $991,224 for the comparable 2023 period. The increase in direct written premium is the result of new business production, improved retention, and rate increases. For the year ended December 31, 2024, the Company achieved policy count growth across all lines of business, including 10.0%, 4.5% and 8.7% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2023. Additionally, for the year ended December 31, 2024, average written premium per policy increased 14.1%, 10.7% and 8.9% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2023.

Net Written Premiums.  Net written premiums for the year ended December 31, 2024 increased by $168,110, or 18.2%, to $1,093,405 from $925,295 for the comparable 2023 period. The 2024 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the year ended December 31, 2024 increased by $176,290, or 21.1%, to $1,010,704 from $834,414 for the comparable 2023 period. The 2024 increase was primarily due to the factors that increased direct written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Year Ended December 31,
	2024	2023
Written Premiums
Direct	$1,193,057	$991,224
Assumed	20,279	30,850
Ceded	(119,931)	(96,779)
Net written premiums	$1,093,405	$925,295

Earned Premiums
Direct	$1,102,695	$897,598
Assumed	18,874	29,702
Ceded	(110,865)	(92,886)
Net earned premiums	$1,010,704	$834,414

Net Investment Income.  Net investment income for the year ended December 31, 2024 decreased by $657, or 1.2%, to $55,720 from $56,377 for the comparable 2023 period. The decrease is a result of decreases due to the earned interest from our higher yield bonds and variable rate secured and senior bank loans. Net effective annual yield on the investment portfolio was 3.9% for the year ended December 31, 2024, compared to 4.0% for comparable 2023 period. Our duration was 3.5 years at December 31, 2024, compared to 3.6 years at December 31, 2023.

Earnings from Partnership Investments. Earnings from partnership investments were $10,271 for the year ended December 31, 2024 compared to $5,540 for the year ended December 31, 2023. The 2024 earnings reflect an increase in investment appreciation and distribution of investment returns compared to the prior year. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments.  Net realized gains on investments were $7,720 for the year ended December 31, 2024 compared to $1,327 for the comparable 2023 period. The increase is driven by higher realized gains from the sale of equity securities compared to prior years.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of December 31, 2024

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,418	$—	$2	$(77)	$2,343
Obligations of states and political subdivisions	38,581	—	170	(2,585)	36,166
Residential mortgage-backed securities (1)	327,161	—	601	(26,535)	301,227
Commercial mortgage-backed securities	140,124	—	91	(10,840)	129,375
Other asset-backed securities	65,456	—	155	(1,894)	63,717
Corporate and other securities	607,298	(1,198)	2,734	(26,444)	582,390
Subtotal, fixed maturity securities	1,181,038	(1,198)	3,753	(68,375)	1,115,218
Short-term investments	19,970	—	5	—	19,975
Equity securities (2)	201,258	—	29,244	(9,080)	221,422
Other invested assets (4)	156,444	—	—	—	156,444
Totals	$1,558,710	$(1,198)	$33,002	$(77,455)	$1,513,059

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

(3) Our investment portfolio included 884 securities in an unrealized loss position at December 31, 2024.

(4)  Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by rating was as follows:

	As of December 31, 2024
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$301,227	27.0%
Aaa/Aa	211,088	18.9
A	205,305	18.4
Baa	210,254	18.9
Ba	43,869	3.9
B	76,538	6.9
Caa/Ca	5,553	0.5
Not rated	61,384	5.5
Total	$1,115,218	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of December 31, 2024, our portfolio of fixed maturity investments was principally comprised of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also presents the length of time that they have been in a continuous unrealized loss position of December 31, 2024.

	As of December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,742	$77	$1,742	$77
Obligations of states and political subdivisions	13,289	315	19,209	2,270	32,498	2,585
Residential mortgage-backed securities	94,528	2,401	162,260	24,134	256,788	26,535
Commercial mortgage-backed securities	3,050	9	121,152	10,831	124,202	10,840
Other asset-backed securities	11,298	278	22,018	1,616	33,316	1,894
Corporate and other securities	129,953	2,342	287,179	24,102	417,132	26,444
Subtotal, fixed maturity securities	252,118	5,345	613,560	63,030	865,678	68,375
Equity securities	49,268	4,030	21,285	5,050	70,553	9,080
Total temporarily impaired securities	$301,386	$9,375	$634,845	$68,080	$936,231	$77,455

The Company’s analysis of its fixed maturity portfolio at December 31, 2024 concluded that $1,198 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses at December 31, 2024, compared to $1,208 at December 31, 2023. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at December 31, 2024 and 2023 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

The majority of unrealized losses recorded on the investment portfolio at December 31, 2024 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 8—Financial Statements and Supplementary Data, Note 16, Fair Value of Financial Instruments, of this Form 10-K.

Commission Income: Commission income includes revenues from new and renewal commissions paid by insurance carriers, which we recognize when earned. Commission income was $7,942 and $6,932 for the years ended December 31, 2024 and 2023, respectively.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income increased by $4,306, or 22.2%, to $23,700 for the year ended December 31, 2024 from $19,394 for the comparable 2023 period. The increase is primarily driven by the increase in policy counts and changes to our fee assessment policies.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the year ended December 31, 2024 increased by $74,335, or 11.6%, to $716,637 from $642,302 for the comparable 2023 period.

Our GAAP loss ratio for the years ended December 31, 2024 and 2023 were 70.9% and 77.0%, respectively. Our GAAP loss ratio excluding loss adjustment expenses was 62.6% and 67.9% for the years ended December 31, 2024 and 2023, respectively. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2024 was $51,894, compared to $47,381 for the comparable 2023 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the year ended December 31, 2024 increased by $48,742, or 19.0%, to $305,322 from $256,580 for the comparable 2023 period. The increase is driven by an increase in base commissions resulting from the increase in written premiums, offset by a decrease in contingent commission expense. Our GAAP expense ratio for the year ended December 31, 2024 decreased to 30.2% from 30.7% for the comparable 2023 period.

Other Expense: Other expense includes the operating and related expenses associated with SNIA.

Interest Expense.  Interest expense was $509 and $818 for the years ended December 31, 2024 and 2023, respectively. Interest expense primarily relates to the borrowing from the FHLB as noted within Item 8 – Financial Statements and Supplementary Data, Note 10, Debt, of this Form 10-K. The credit facility commitment fee included in interest expense was $60 and $75 for the years ended December 31, 2024 and 2023, respectively.

Income Tax Expense.  Our effective tax rates were 21.3% and 22.7% for the years ended December 31, 2024 and 2023, respectively. The effective rates for the year ended December 31, 2024 and 2023 were higher than the statutory rate primary due to the impact of stock-based and executive compensation.

The comparison of results for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 28, 2024.

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

Net cash provided by operating activities was $128,688, $52,114, and $44,326 during the years ended December 31, 2024, 2023, and 2022, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $54,541 during the year ended December 31, 2024 compared to net cash provided by investing activities of $24,269 for December 31, 2023, and net cash used for investing activities of $19,988 for the year ended December 31, 2022. This fluctuation was driven by purchases exceeding proceeds from sales, paydowns, calls and maturities of fixed maturity and equity securities in 2024.

Net cash used for financing activities was $53,325, $63,531, and $62,641 during the years ended December 31, 2024, 2023 and 2022, respectively. Net cash used for financing activities during the year ended December 31, 2024 consisted of dividend payments to shareholders.

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

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our Insurance Subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2024, the statutory surplus of Safety Insurance was $758,789, and its net income for 2024 was $43,387. As a result, a maximum of $75,879 is available in 2024 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $682,910 at December 31, 2024. During the twelve months ended December 31, 2024, Safety Insurance recorded dividends to Safety of $51,123.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2024 and 2023 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2023	March 1, 2023	March 15, 2023	$0.90	$13,247
May 3, 2023	June 1, 2023	June 15, 2023	$0.90	$13,283
August 2, 2023	September 1, 2023	September 15, 2023	$0.90	$13,223
November 3, 2023	December 1, 2023	December 15, 2023	$0.90	$13,239
February 15, 2024	March 1, 2024	March 15, 2024	$0.90	$13,280
May 8, 2024	June 1, 2024	June 15, 2024	$0.90	$13,308
August 7, 2024	September 3, 2024	September 13, 2024	$0.90	$13,314
November 5, 2024	December 2, 2024	December 13, 2024	$0.90	$13,264

On February 14, 2025, our Board approved and declared a quarterly cash dividend on our common stock of $0.90 per share to be paid on March 14, 2025 to shareholders of record on March 3, 2025. We plan to continue to declare and pay quarterly cash dividends in 2025, depending on our financial position and the regularity of our cash flows.

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

No share purchases were made by the Company during the year ended December 31, 2024. During the year ended December 31, 2023, the Company purchased 74,213 shares at a cost of $5,240. As of December 31, 2024 and 2023, the Company had purchased 3,215,690 shares on the open market at a cost of $155,240.

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

As of December 31, 2024, the Company had loss and LAE reserves of $671,669, unpaid reinsurance recoverables of $130,792 and net loss and LAE reserves of $540,877. Our loss and LAE reserves are estimates as described in more detail under Critical Accounting Policies and Estimates. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments.

As part of the Company’s investment activity, we have committed $170,000 to investments in limited partnerships.  The Company has contributed $144,682 to these commitments as of December 31, 2024.  As of December 31, 2024, the remaining committed capital that could be called is $34,033, which includes potential recallable capital distributions.

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

 Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $497,512 to $566,772 as of December 31, 2024 compared to a range of $449,272 to $511,724 as of December 31, 2023. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and loss adjustment expense reserves based upon the analysis of our actuaries was $540,877 as of December 31, 2024 compared to $490,458 as of December 31, 2023.

 The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2024.

	As of December 31, 2024
Line of Business	Low	Recorded	High
Private passenger automobile	$249,126	$264,837	$270,302
Commercial automobile	103,924	116,277	125,318
Homeowners	85,637	94,577	101,532
All other	58,825	65,186	69,620
Total	$497,512	$540,877	$566,772

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2024.

	As of December 31, 2024
Line of Business	Case	IBNR	Total
Private passenger automobile	$321,894	$(57,066)	$264,828
CAR assumed private passenger auto	1	8	9
Commercial automobile	76,920	5,636	82,556
CAR assumed commercial automobile	20,941	12,780	33,721
Homeowners	104,859	(10,282)	94,577
All other	45,789	19,397	65,186
Total net reserves for losses and LAE	$570,404	$(29,527)	$540,877

At December 31, 2024 and 2023, our total IBNR reserves for our private passenger automobile line of business were comprised of ($98,528) and ($87,456) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $41,462 and $34,170 related to our estimation for not yet reported losses, respectively.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 37.9% of our total reserves for CAR assumed commercial automobile business as of December 31, 2024 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31, 2024.

	As of December 31, 2024
Line of Business	Retained	Assumed	Net
Private passenger automobile	$264,828
CAR assumed private passenger automobile		$9
Net private passenger automobile			$264,837
Commercial automobile	82,556
CAR assumed commercial automobile		33,721
Net commercial automobile			116,277
Homeowners	94,577
FAIR Plan assumed homeowners		—
Net homeowners			94,577
All other	65,186	—	65,186
Total net reserves for losses and LAE	$507,147	$33,730	$540,877

Residual Market Loss and Loss Adjustment Expense Reserves

We are a participant in CAR and other various residual markets and assume a portion of losses and LAE on business ceded by the industry participants to the residual markets. We were a participant in the FAIR Plan until the recent FAIR Plan Restructuring.  We estimate reserves for assumed losses and LAE that have not yet been reported to us by the residual markets.  Our estimations are based upon the same factors we use for our own reserves, plus additional factors due to the nature of and the information we receive.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the twelve months ended December 31, 2024, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $10,110. Each 1 percentage-point change in the loss and loss expense ratio would have had a $7,987 effect on net income, or $0.54 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the twelve months ended December 31, 2024. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(5,297)	$(2,648)	$—
Estimated increase in net income	4,185	2,092	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,648)	—	2,648
Estimated increase (decrease) in net income	2,092	—	(2,092)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,648	5,297
Estimated decrease in net income	—	(2,092)	(4,185)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,651)	(826)	—
Estimated increase in net income	1,304	653	—
No Change in Severity
Estimated (decrease) increase in reserves	(826)	—	826
Estimated increase (decrease) in net income	653	—	(653)
+1 Percent Change in Severity
Estimated increase in reserves	—	826	1,651
Estimated decrease in net income	—	(653)	(1,304)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,892)	(946)	—
Estimated increase in net income	1,495	747	—
No Change in Severity
Estimated (decrease) increase in reserves	(946)	—	946
Estimated increase (decrease) in net income	747	—	(747)
+1 Percent Change in Severity
Estimated increase in reserves	—	946	1,892
Estimated decrease in net income	—	(747)	(1,495)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,304)	(652)	—
Estimated increase in net income	1,030	515	—
No Change in Severity
Estimated (decrease) increase in reserves	(652)	—	652
Estimated increase (decrease) in net income	515	—	(515)
+1 Percent Change in Severity
Estimated increase in reserves	—	652	1,304
Estimated decrease in net income	—	(515)	(1,030)

Our estimated share of CAR loss and LAE reserves is based on assumptions about our Participation Ratio, the size of CAR, and the resulting deficit.  Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for establishing our CAR reserves. Each of our assumptions could have a reasonably possible range of plus or minus 5 percentage-points for each estimation.

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2024. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(337)	$337
Estimated increase (decrease) in net income	266	(266)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $51,894, $47,381 and $57,279 during the years ended December 31, 2024, 2023, and 2022, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2024, 2023 and 2022, respectively. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Year Ended December 31,
Accident Year	2024	2023	2022
2014 & prior	$(1,689)	$(2,399)	$(1,824)
2015	(1,840)	(1,982)	(2,057)
2016	(1,335)	(1,484)	(1,662)
2017	(1,476)	(3,836)	(3,749)
2018	(2,563)	(3,892)	(7,233)
2019	(3,704)	(7,451)	(12,520)
2020	(3,484)	(10,212)	(18,985)
2021	(7,031)	(7,246)	(9,249)
2022	(5,079)	(8,879)	—
2023	(23,693)	—	—
All prior years	$(51,894)	$(47,381)	$(57,279)

At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $51,894, $47,381, and $57,279 for the years ended 2024, 2023, and 2022, respectively. The decreases in prior year reserves in 2024 resulted from re-estimations of prior years’ ultimate loss and LAE liabilities and are primarily composed of reductions of $12,742 in our retained automobile reserves and $29,286 in our retained other than auto and homeowner’s reserves. The decreases in prior year reserves in 2023 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $15,451 in our retained automobile reserves and $29,782 in our retained other than auto and homeowner reserves. The decrease in prior year reserves during 2022 are primarily composed of reductions of $20,241 in our retained automobile reserves and $32,963 in our retained homeowners reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2024.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2014 & prior	$99	$(27)	$(1,407)	$(354)	$(1,689)
2015	(34)	(414)	(357)	(1,035)	(1,840)
2016	42	(184)	(325)	(868)	(1,335)
2017	87	(267)	(241)	(1,055)	(1,476)
2018	607	34	(849)	(2,355)	(2,563)
2019	157	(889)	(1,135)	(1,837)	(3,704)
2020	280	(661)	(1,416)	(1,687)	(3,484)
2021	(797)	(1,235)	(1,830)	(3,169)	(7,031)
2022	2,181	(234)	(3,373)	(3,653)	(5,079)
2023	(9,353)	(3,356)	(7,807)	(3,177)	(23,693)
All prior years	$(6,731)	$(7,233)	$(18,740)	$(19,190)	$(51,894)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the year ended December 31, 2024 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2014 & prior	$99	$(13)	$(1)	$(354)	$(269)
2015	(34)	(351)	(37)	(1,035)	(1,457)
2016	42	(40)	(94)	(868)	(960)
2017	87	(141)	(11)	(1,055)	(1,120)
2018	607	19	(589)	(2,355)	(2,318)
2019	157	(785)	(821)	(1,837)	(3,286)
2020	280	(409)	(982)	(1,687)	(2,798)
2021	(797)	(989)	(1,219)	(3,169)	(6,174)
2022	2,181	(262)	(2,269)	(3,653)	(4,003)
2023	(9,353)	(3,040)	(4,073)	(3,177)	(19,643)
All prior years	$(6,731)	$(6,011)	$(10,096)	$(19,190)	$(42,028)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the year ended December 31, 2024.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2014 & prior	$—	$(14)	$(1,406)	$(1,420)
2015	—	(63)	(320)	(383)
2016	—	(144)	(231)	(375)
2017	—	(126)	(230)	(356)
2018	—	15	(260)	(245)
2019	—	(104)	(314)	(418)
2020	—	(252)	(434)	(686)
2021	—	(246)	(611)	(857)
2022	—	28	(1,104)	(1,076)
2023	—	(316)	(3,734)	(4,050)
All prior years	$—	$(1,222)	$(8,644)	$(9,866)

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of December 31, 2024
Estimated fair value	$1,160,184	$1,115,218	$1,071,548
Estimated increase (decrease) in fair value	$44,966	$—	$(43,670)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2024, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2024, assuming that all of such debt is outstanding for the entire year.

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

SAFETY INSURANCE GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Safety Insurance Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Safety Insurance Group, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Given the subjectivity associated with assumptions and methodologies used in determining the estimated ultimate cost to settle the liabilities for certain long tail reported and unreported losses due to uncertainties caused by various factors including frequency and severity of claims, as well as future legislative, judicial, and legal uncertainties, performing audit procedures to evaluate whether the ultimate cost of loss and loss adjustment expense reserves were appropriately recorded as of December 31, 2024, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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

February 27, 2025

We have served as the Company’s auditor since 2021.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,	December 31,
	2024	2023

Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,181,038 and $1,120,682, allowance for expected credit losses of $1,198 and $1,208)	$1,115,218	$1,052,145
Short-term investments, at fair value (cost: $19,970 and $0)	19,975	—
Equity securities, at fair value (cost: $201,258 and $221,809)	221,422	238,022
Other invested assets	156,444	133,946
Total investments	1,513,059	1,424,113
Cash and cash equivalents	58,974	38,152
Accounts receivable, net of allowance for expected credit losses of $918 and $1,053	306,465	256,687
Receivable for securities sold	568	124
Accrued investment income	7,426	7,261
Taxes recoverable	—	623
Receivable from reinsurers related to paid loss and loss adjustment expenses	26,386	13,129
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	130,792	112,623
Ceded unearned premiums	41,413	32,346
Deferred policy acquisition costs	105,474	91,917
Deferred income taxes	11,200	12,150
Equity and deposits in pools	3,740	35,247
Operating lease right-of-use-assets	15,733	19,756
Goodwill	17,093	17,093
Intangible assets	7,730	7,551
Other assets	24,037	25,232
Total assets	$2,270,090	$2,094,004

Liabilities
Losses and loss adjustment expense reserves	$671,669	$603,081
Unearned premium reserves	619,916	528,150
Accounts payable and accrued liabilities	77,276	64,235
Payable for securities purchased	6,949	1,863
Payable to reinsurers	19,074	15,941
Taxes payable	1,009	—
Short-term debt	30,000	—
Long-term debt	—	30,000
Operating lease liabilities	15,733	19,756
Other liabilities	—	26,711
Total liabilities	1,441,626	1,289,737

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,995,584 and 17,949,484 shares issued	180	179
Additional paid-in capital	230,864	226,380
Accumulated other comprehensive loss, net of taxes	(51,047)	(53,191)
Retained earnings	798,760	781,192
Treasury stock, at cost: 3,157,577 shares	(150,293)	(150,293)
Total shareholders’ equity	828,464	804,267
Total liabilities and shareholders’ equity	$2,270,090	$2,094,004

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022

Net earned premiums	$1,010,704	$834,414	$758,505
Net investment income	55,720	56,377	46,725
Earnings from partnership investments	10,271	5,540	12,484
Net realized gains on investments	7,720	1,327	9,190
Change in net unrealized gains on equity securities	3,951	7,502	(44,386)
Credit loss benefit (expense)	9	(530)	14
Commission income	7,942	6,932	566
Finance and other service income	23,700	19,394	14,461
Total revenue	1,120,017	930,956	797,559

Losses and loss adjustment expenses	716,637	642,302	491,979
Underwriting, operating and related expenses	305,322	256,580	245,145
Other expense	7,683	6,836	330
Interest expense	509	818	524
Total expenses	1,030,151	906,536	737,978

Income before income taxes	89,866	24,420	59,581
Income tax expense	19,132	5,545	13,020
Net income	$70,734	$18,875	$46,561

Earnings per weighted average common share:
Basic	$4.79	$1.28	$3.17
Diluted	$4.78	$1.28	$3.15

Cash dividends paid per common share	$3.60	$3.60	$3.60

Number of shares used in computing earnings per share:
Basic	14,692,089	14,663,730	14,607,483
Diluted	14,717,118	14,710,131	14,710,611

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$70,734	$18,875	$46,561

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period, net of income tax (benefit) expense of $2,191, $7,548, and $(26,013).	8,243	28,395	(97,857)
Reclassification adjustment for net realized gains on investments included in net income, net of income tax expense of ($1,621), ($279), and ($1,930).	(6,099)	(1,048)	(7,260)
Other comprehensive income (loss), net of tax:	2,144	27,347	(105,117)

Comprehensive income (loss)	$72,878	$46,222	$(58,556)

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	(Loss) Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at January 1, 2022	$178	216,070	24,579	821,743	(135,397)	$927,173
Net income	—	—	—	46,561	—	46,561
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(105,117)	—	—	(105,117)
Restricted share awards issued	1	—	—	—	—	1
Recognition of employee share-based compensation	—	5,979	—	—	—	5,979
Dividends paid and accrued	—	—	—	(52,995)	—	(52,995)
Reissuance of treasury stock	—	—	—	—	5,000	5,000
Acquisition of treasury stock	—	—	—	—	(14,603)	(14,603)
Balance at December 31, 2022	179	222,049	(80,538)	815,309	(145,000)	811,999
Net income	—	—	—	18,875	—	18,875
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	27,347	—	—	27,347
Recognition of employee share-based compensation	—	4,331	—	—	—	4,331
Dividends paid and accrued	—	—	—	(52,992)	—	(52,992)
Acquisition of treasury stock	—	—	—	—	(5,293)	(5,293)
Balance at December 31, 2023	179	226,380	(53,191)	781,192	(150,293)	804,267
Net income	—	—	—	70,734	—	70,734
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	2,144	—	—	2,144
Restricted share awards issued	1	—	—	—	—	1
Recognition of employee share-based compensation	—	4,484	—	—	—	4,484
Dividends paid and accrued	—	—	—	(53,166)	—	(53,166)
Balance at December 31, 2024	$180	$230,864	$(51,047)	$798,760	$(150,293)	$828,464

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$70,734	$18,875	$46,561
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	719	(310)	1,693
Fixed asset depreciation, net	9,465	6,949	6,610
Stock based compensation	4,484	4,332	5,980
Credit for deferred income taxes	380	1,655	(8,371)
Net realized gains on investments	(7,720)	(1,327)	(9,190)
Credit loss (benefit) expense	(9)	530	(14)
Earnings from partnership investments	(7,588)	(4,635)	(8,388)
Change in net unrealized gains on equity securities	(3,951)	(7,502)	44,386
Changes in assets and liabilities:
Accounts receivable, net	(49,778)	(64,145)	(21,589)
Accrued investment income	(165)	951	(811)
Receivable from reinsurers	(31,426)	(19,370)	2,519
Ceded unearned premiums	(9,067)	(3,893)	(4,658)
Deferred policy acquisition costs	(13,557)	(16,335)	(2,558)
Taxes recoverable/payable	1,632	(2,405)	3,237
Other assets	13,559	(2,128)	(6,477)
Loss and loss adjustment expense reserves	68,588	53,483	(21,053)
Unearned premium reserves	91,766	94,775	19,888
Accounts payable and accrued liabilities	13,200	(9,341)	(2,680)
Payable to reinsurers	3,133	4,497	2,252
Other liabilities	(25,711)	(2,542)	(3,011)
Net cash provided by operating activities	128,688	52,114	44,326

Cash flows from investing activities:
Fixed maturities purchased	(269,889)	(91,674)	(215,092)
Short-term investments purchased	(19,580)	—	—
Equity securities purchased	(55,920)	(50,849)	(52,192)
Other invested assets purchased	(11,352)	(19,066)	(20,204)
Proceeds from sales and paydowns of fixed maturities	151,220	102,143	154,491
Proceeds from maturities, redemptions, and calls of fixed maturities	60,624	19,542	86,406
Proceed from sales of equity securities	85,489	64,691	43,348
Proceeds from other invested assets redeemed	11,298	3,377	2,933
Acquisition, net of cash received	(2,065)	(2,112)	(17,586)
Fixed assets purchased	(4,366)	(1,783)	(2,092)
Net cash (used for) / provided by investing activities	(54,541)	24,269	(19,988)

Cash flows from financing activities:
Proceeds from FHLB loan	15,000	20,000	5,000
Payments on FHLB loan	(15,000)	(25,000)	—
Dividends paid to shareholders	(53,325)	(53,291)	(53,038)
Acquisition of treasury stock	—	(5,240)	(14,603)
Net cash used for financing activities	(53,325)	(63,531)	(62,641)

Net increase (decrease) in cash and cash equivalents	20,822	12,852	(38,303)
Cash and cash equivalents at beginning of year	38,152	25,300	63,603
Cash and cash equivalents at end of period	$58,974	$38,152	$25,300

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$16,515	$6,072	$19,119
Interest	$510	$811	$507

The accompanying notes are an integral part of these financial statements.

In this Form 10-K, Notes to the Consolidated Financial Statements, dollar amounts are presented in thousands, except per share data.

1.	Basis of Presentation

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

The Company is a leading provider of property and casualty insurance in Massachusetts, New Hampshire and Maine. The Company’s principal product line is private passenger automobile insurance, which accounted for 55.8% of its direct written premiums in 2024. The Company primarily operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, and Safety Northeast Insurance Company (together referred to as the “Insurance Subsidiaries”).

SNIA was established on December 1, 2022, when the Company acquired the assets and operations of Northeast Metrowest Insurance Agency, Inc. (“Northeast / Metrowest”), an independent insurance agency, through its wholly-owned subsidiary, SMC. SNIA provides personal and commercial property and casualty insurance products to customers on behalf of the Insurance Subsidiaries and third-party insurance carriers. All intercompany commission transactions, including commission income and underwriting, operating and related expenses, have been eliminated. Eliminated commission income totaled $1,069 and $963 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, fiduciary assets held by SNIA were immaterial and less than $150.

As part of the purchase of SNIA, the Company paid cash and reissued treasury stock of $5,000.

Since 1998, the Company had been a member of the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”). The FAIR Plan was a residual market insurance association in which all companies writing basic property insurance in the Commonwealth of Massachusetts were required to participate, with profits and losses shared among member companies on a written premium basis. On April 1, 2024, the Massachusetts Division of Insurance approved a restructuring of the FAIR Plan (“FAIR Plan Restructuring”), transforming it from a partnership that shares profit and losses with member companies to a stand-alone, risk bearing entity, and distributing the accumulated members’ equity. As a result of the FAIR Plan Restructuring, the Company recognized an underwriting gain through the release of prior year loss reserves, (“FAIR Plan Development”) and established a new invested asset, (“Investment in FAIR Plan Trust”).

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

Other invested assets consist of investments in limited partnerships. The partnership interest is accounted for using the equity method of accounting and recorded in earnings from partnership investments. The carrying value of these investments are written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, generally on a three-month lag.

As an element of the FAIR Plan Restructuring, in a non-cash transaction, the Company liquidated its net asset position in the FAIR Plan and established Investment in FAIR Plan Trust. The Company’s Investment in FAIR Plan Trust is adjusted to its current fair value on a quarterly basis based on information from the FAIR Plan, with changes recognized through earnings. As of December 31, 2024, the Company’s Investment in FAIR Plan Trust of $14,477 was included in other invested assets. As of December 31, 2024, the Company recognized $247 of income in earnings from partnership investments from its Investment in FAIR Plan Trust.

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

Accounts Receivable

Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2024 and 2023, these allowances were $918 and $1,053, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

Amounts that vary with and are primarily related to the successful acquisition of a new or renewal insurance contract, principally commissions, premium taxes and certain other costs, are deferred and amortized ratably over the effective period of the policy. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is not taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $207,016, $161,630 and $146,013 were included in underwriting, operating and other expenses for the years ended 2024, 2023 and 2022, respectively.

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

As an element of the FAIR Plan Restructuring, the Company eliminated its net asset position in FAIR Plan, which was included within equity and deposits in pools. As a result, the Company’s equity and deposits in pools balance no longer includes a net receivable balance from FAIR Plan as of December 31, 2024.

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

Goodwill

Goodwill generated through acquisition is carried at cost, net of impairments. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently when indicators of potential impairment exist. Management first evaluates impairment of goodwill by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after performing the qualitative assessment, management determines it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative assessment to determine the fair value of the reporting unit. Management’s determination of the fair value of the reporting unit incorporates multiple inputs into discounted cash flow calculations, including levels of economic capital required to support the business, future business growth, earnings projections, and the weighted average cost of capital used for purposes of discounting. Goodwill is impaired up to the amount that the carrying value of the reporting unit exceeds the fair value. The Company did not recognize any goodwill impairments during the year ended December 31, 2024.

Intangible Assets

Acquired intangible assets are amortized over their useful lives on a straight-line basis over the period of expected benefit, generally 10 years. The Company recognized $885, $816 and $44 of amortization expense for the years ended December 31, 2024, 2023 and 2022, respectively, and expects to recognize $885 of amortization expense annually. Intangible assets are assessed for impairment generally when events or circumstances indicate a potential impairment. If it is determined that the carrying amount of the asset is not recoverable, the asset is written down to fair value and an impairment loss is recognized. The Company did not identify any impairment indicators during the year ended December 31, 2024.

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

Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $10,144 and $11,983 at December 31, 2024 and 2023, respectively.

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

Advertising Costs

Advertising costs are charged to expense when they are incurred. Total advertising costs were $2,125, $2,405 and $2,399 for the years ended December 31, 2024, 2023, and 2022, respectively, and are included in underwriting, operating and related expenses.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Years Ended December 31,
	2024	2023	2022
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$70,734	$18,875	$46,561
Allocation for participating shares	(318)	(85)	(205)
Net income from continuing operations attributed to common shareholders	$70,416	$18,790	$46,356
Earnings per share denominator - basis and diluted
Total weighted average common shares outstanding, including participating shares	14,757,905	14,730,547	14,672,234
Less: weighted average participating shares	(65,816)	(66,817)	(64,751)
Basic earnings per share denominator	14,692,089	14,663,730	14,607,483
Common equivalent shares- non-vested performance stock grants	25,029	46,401	103,128
Diluted earnings per share denominator	14,717,118	14,710,131	14,710,611

Basic earnings per share	$4.79	$1.28	$3.17
Diluted earnings per share	$4.78	$1.28	$3.15

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$4.79	$1.28	$3.17
Dividends declared	(3.60)	(3.60)	(3.60)
Undistributed earnings	$1.19	$(2.32)	$(0.43)

Net income from continuing operations attributable to common shareholders -Diluted	$4.78	$1.28	$3.15
Dividends declared	(3.60)	(3.60)	(3.60)
Undistributed earnings	$1.18	$(2.32)	$(0.45)

Diluted EPS excludes non vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive non-vested performance stock grants for the years ended December 31, 2024, 2023 and 2022.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosures primarily through enhanced disclosures about significant segment expenses. This ASU does not change how a Company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years starting January 1, 2024, and for interim periods starting January 1, 2025, and will be applied on a retrospective basis. The Company implemented this guidance effective January 1, 2024. The effect of implementing this guidance was not material to the

Company’s consolidated financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updates the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. This ASU is effective for fiscal years starting January 1, 2025 and will be applied on a prospective basis. The Company is evaluating the disclosure impact of this new guidance; however, it will not have an impact on the consolidated financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting of Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosure of income statement expenses. This ASU does not change how a Company presents expense captions on the face of the income statement; however, it requires disaggregation of certain expense captions into specified categories in disclosures in the footnotes to the financial statements. This ASU is effective for fiscal years starting January 1, 2027, and for interim periods starting January 1, 2028 and will be applied on a prospective basis. The Company is evaluating the disclosure impact of this new guidance; however, it will not have an impact on the consolidated financial position, results of operations, or cash flows.

Segments

The Company has one reportable operating segment, property and casualty insurance operations. Property and casualty insurance operations accounted for substantially all of the Company’s operations in 2024, 2023, and 2022. The Company’s business is organized around private passenger automobile insurance in Massachusetts sold exclusively through independent agents and offers other personal and commercial insurance as complementary products. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM assesses performance for the property and casualty insurance operations segment and decides how to allocate resources based on consolidated net income, which is reported in the consolidated statements of operations. The significant segment expenses regularly provided and reviewed by the CODM are the consolidated expenses as reported in the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM uses consolidated net income in deciding whether to reinvest profits into the property and casualty insurance operations or into other parts of the entity, such as for acquisitions or to pay dividends.

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

	As of December 31, 2024

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,418	$—	$2	$(77)	$2,343
Obligations of states and political subdivisions	38,581	—	170	(2,585)	36,166
Residential mortgage-backed securities (1)	327,161	—	601	(26,535)	301,227
Commercial mortgage-backed securities	140,124	—	91	(10,840)	129,375
Other asset-backed securities	65,456	—	155	(1,894)	63,717
Corporate and other securities	607,298	(1,198)	2,734	(26,444)	582,390
Subtotal, fixed maturity securities	1,181,038	(1,198)	3,753	(68,375)	1,115,218
Short-term investments	19,970	—	5	—	19,975
Equity securities (2)	201,258	—	29,244	(9,080)	221,422
Other invested assets (4)	156,444	—	—	—	156,444
Totals	$1,558,710	$(1,198)	$33,002	$(77,455)	$1,513,059

	As of December 31, 2023

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,420	$—	$15	$(115)	$2,320
Obligations of states and political subdivisions	38,682	—	262	(2,421)	36,523
Residential mortgage-backed securities (1)	267,271	—	1,945	(21,979)	247,237
Commercial mortgage-backed securities	153,923	—	200	(14,273)	139,850
Other asset-backed securities	64,043	—	217	(2,927)	61,333
Corporate and other securities	594,343	(1,208)	3,785	(32,038)	564,882
Subtotal, fixed maturity securities	1,120,682	(1,208)	6,424	(73,753)	1,052,145
Equity securities (2)	221,809	—	25,707	(9,494)	238,022
Other invested assets (4)	133,946	—	—	—	133,946
Totals	$1,476,437	$(1,208)	$32,131	$(83,247)	$1,424,113
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 884 and 861 securities in an unrealized loss position at December 31, 2024 and 2023, respectively.
(4)	Other invested assets are generally accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2024
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$40,156	$39,095
Due after one year through five years	312,581	300,994
Due after five years through ten years	265,065	251,641
Due after ten years through twenty years	29,265	27,924
Due after twenty years	1,230	1,245
Asset-backed securities	532,741	494,319
Totals	$1,181,038	$1,115,218

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Years Ended December 31,
	2024	2023	2022
Gross realized gains
Fixed maturity securities	$1,482	$1,025	$1,511
Equity securities	13,304	8,584	12,367
Gross realized losses
Fixed maturity securities	(3,020)	(3,577)	(2,987)
Equity securities	(4,046)	(4,705)	(1,701)
Net realized gains on investments	$7,720	$1,327	$9,190

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

The following tables as of December 31, 2024 and 2023 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,742	$77	$1,742	$77
Obligations of states and political subdivisions	13,289	315	19,209	2,270	32,498	2,585
Residential mortgage-backed securities	94,528	2,401	162,260	24,134	256,788	26,535
Commercial mortgage-backed securities	3,050	9	121,152	10,831	124,202	10,840
Other asset-backed securities	11,298	278	22,018	1,616	33,316	1,894
Corporate and other securities	129,953	2,342	287,179	24,102	417,132	26,444
Subtotal, fixed maturity securities	252,118	5,345	613,560	63,030	865,678	68,375
Equity securities	49,268	4,030	21,285	5,050	70,553	9,080
Total temporarily impaired securities	$301,386	$9,375	$634,845	$68,080	$936,231	$77,455

	As of December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,708	$115	$1,708	$115
Obligations of states and political subdivisions	403	17	28,893	2,404	29,296	2,421
Residential mortgage-backed securities	11,248	167	182,794	21,812	194,042	21,979
Commercial mortgage-backed securities	4,067	108	130,493	14,165	134,560	14,273
Other asset-backed securities	5,973	224	46,600	2,703	52,573	2,927
Corporate and other securities	39,453	1,338	369,163	30,700	408,616	32,038
Subtotal, fixed maturity securities	61,144	1,854	759,651	71,899	820,795	73,753
Equity securities	34,272	3,079	45,797	6,415	80,069	9,494
Total temporarily impaired securities	$95,416	$4,933	$805,448	$78,314	$900,864	$83,247

At December 31, 2024, U.S. Government residential mortgage backed securities with a fair value of $47,341 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 10 – Debt. These securities are included in fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

As of December 31, 2024, the Company concluded that $1,198 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses, compared to $1,208 as of December 31, 2023. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at December 31, 2024 and 2023 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following tables represent a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Year Ended December 31,
	2024	2023
Beginning of period	$1,208	$678
Credit losses on securities with no previously recorded credit losses	683	1,395
Net increases (decreases) in allowance on previously impaired securities	18	254
Reduction due to sales	(711)	(771)
Write-offs charged against allowance	—	(348)
Recoveries of amounts previously written off	—	—
Ending balance of period	$1,198	$1,208

The Company holds no subprime mortgage debt securities. All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Net Investment Income

The components of net investment income were as follows for the periods indicated.

	Years Ended December 31,
	2024	2023	2022
Interest on fixed maturity securities	$47,219	$46,609	$40,886
Dividends on equity securities	6,959	7,298	6,746
Equity in earnings of other invested assets	4,654	5,521	2,304
Interest on other assets	339	219	61
Total Investment Income	59,171	59,647	49,997
Investment expenses	3,451	3,270	3,272
Net investment income	$55,720	$56,377	$46,725

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, for the years ended December 31, 2024 and 2023, and changes in the allowance for expected credit losses for the years ended December 31, 2024 and 2023.

	At and For the		At and For the
	Year Ended December 31, 2024		Year Ended December 31, 2023
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$256,687	$1,053	$192,542	$1,446
Current period change for expected credit losses		3,106		2,598
Writeoffs of uncollectable accounts receivable		(3,241)		(2,991)
Balance, end of period	$306,465	$918	$256,687	$1,053

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represents 93% and 94% of the total reinsurance recoverable on paid and unpaid losses at December 31, 2024 and 2023, respectively. The remaining 7% and 6%, respectively, of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of December 31, 2024 and 2023, all reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at December 31, 2024 or 2023.

5.	Equipment and Leasehold Improvements

The carrying value of equipment and leasehold improvements by classification was as follows for the periods indicated. Equipment and leasehold improvements are included in other assets in the consolidated balance sheets.

	As of December 31,
	2024	2023
Software	$58,896	$58,896
Computer equipment	20,307	16,264
Leasehold improvements	8,264	8,264
Other equipment	3,132	3,132
Furniture and fixtures	4,628	4,346
Total cost	95,227	90,902
Less accumulated depreciation and amortization	90,687	79,182
Equipment and leasehold improvements, net	$4,540	$11,720

Depreciation and amortization expense for the years ended December 31, 2024, 2023, and 2022 was $11,505, $7,840 and $7,876, respectively and is included in underwriting, operating and related expenses.

6.	Employee Benefit Plan

The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the “Retirement Plan”). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan and is allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant’s base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $3,761, $3,788, and $3,382 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The maximum number of shares of common stock between the Amended 2018 Plan and the 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At December 31, 2024, there were 364,912 shares available for future grant.

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

All of the Company’s restricted stock awards are issued as incentive compensation and are equity classified.

The following table summarizes restricted stock activity under the Amended 2018 Plan assuming a target payout for the performance-based shares.

	Years Ended December 31,
	2024		2023		2022
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	66,929	$81.58	63,413	$83.87	65,171	$84.30
Granted	39,731	85.30	40,101	80.03	38,864	85.22
Vested and unrestricted	(41,354)	82.03	(36,352)	83.87	(38,328)	86.02
Forfeited	(1,784)	81.93	(233)	81.62	(2,294)	83.10
Outstanding at end of period	63,522	83.60	66,929	81.58	63,413	83.87

	Years Ended December 31,
	2024		2023		2022
	Performance-based	Weighted	Performance-based	Weighted	Performance-based	Weighted
	Shares Under	Average	Shares Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	78,991	$81.40	75,069	$84.46	72,418	$86.53
Granted (1)	27,082	85.11	30,693	81.81	31,828	86.35
Vested and unrestricted	(13,912)	79.27	(26,599)	90.50	(26,504)	92.52
Forfeited	(18,929)	80.04	(172)	83.39	(2,673)	83.01
Outstanding at end of period	73,232	83.53	78,991	81.40	75,069	84.46

(1) Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives.

As of December 31, 2024, there was $4,884 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.5 years. The total fair value of the shares that were vested and unrestricted during the years ended December 31, 2024, 2023, and 2022 was $4,495, $5,456 and $5,749, respectively. For the years ended December 31, 2024, 2023, and 2022, the Company recorded compensation expense related to awards under the Incentive Plan of $3,542, $3,422, and $4,724, net of income tax benefit of $942, $910, and $1,256, respectively.

8.	Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $170,000 to investments in limited partnerships. The Company has contributed $144,682 to these commitments as of December 31, 2024.  As of December 31, 2024, the remaining committed capital that could be called is $34,033, which includes potential recallable capital distributions.

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

On October 19, 2021, the Supreme Judicial Court of Massachusetts (the “SJC”) unanimously ruled that property and casualty insurers must compensate third-party claimants under property damage coverage, part 4 of the standard Massachusetts automobile insurance policy, 2008 edition (standard policy), for the inherent diminished value (“IDV”) that occurs when their vehicles are damaged in a crash. This ruling overturned a previous decision by the Massachusetts Superior Court (the “Superior Court”), which found that a Massachusetts auto insurance policy did not provide property damage coverage for inherent diminished value damages for third-party claimants. The SJC placed the burden of proof on the individual claimant by explicitly specifying that the claimant must establish that the vehicle has suffered IDV damages and also the amount of IDV damages at issue. The SJC further ruled that an insurer’s previous denial of coverage for such damages could not serve as the basis for a claim of unfair business practices. On June 20, 2023, the Superior Court denied a motion brought by the plaintiffs seeking class certification. The plaintiffs had filed a motion to amend the complaint, seeking to address the concerns raised by the Superior Court in denying their motion for class certification, which Safety had opposed. The motion was denied, thus at this point, there will not be a renewed motion for class certification. Safety has not accrued for a specific loss contingency.

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

Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense for our office space, law offices and VIP claims centers was $4,832, $4,294 and $3,948 for the years ended December 31, 2024, 2023, and 2022, respectively. All leases expire prior to 2029. The Company expects that in the normal course of business, leases that expire will be renewed.

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$4,001	$4,115	$4,214

Other information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,611	$4,647	$4,757
Weighted average remaining lease term
Operating leases	3.93 Years	4.81 Years	5.75 Years
Weighted average discount rate
Operating leases	2.48%	2.48%	2.39%

Maturities of lease liabilities were as follows:

Operating Leases
2025	$4,245
2026	3,980
2027	3,973
2028	3,906
Total lease payments	16,104
Less imputed interest	(371)
Total	$15,733

10.	Debt

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of December 31, 2024, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at December 31, 2024 or 2023. The credit facility commitment fee included in interest expense was computed at a rate of 0.20% and 0.25% per annum on the $30,000 commitment at December 31, 2024 and 2023, respectively.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At December 31, 2024, the Company has the ability to borrow approximately $226,082 using eligible invested assets that would be used as collateral.

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

The Company estimates the fair value of the FHLB-Boston loans by discounting cash flows using the interest rate stated in the loan agreements, which is an observable input. As such, the loans are categorized as Level 2 within the fair value hierarchy. The fair value of the outstanding loans was $30,088 and $30,468 at December 31, 2024 and 2023, respectively. The loans are fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $47,341 and $53,503 at year ended December 31, 2024 and 2023, respectively. The borrowing is outstanding from the FHLB-Boston at year ended December 31, 2024 and 2023.

Interest expense was $509 and $818 for the years ended December 31, 2024 and 2023, respectively.

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

The Company is subject to concentration of credit risk with respect to reinsurance ceded. At December 31, 2024, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $145,927 and ceded unearned premiums of $38,335 were associated with CAR. At December 31, 2023, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $116,008 and ceded unearned premiums of $29,890 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company’s participation in CAR resulted in assumed net income of $2,738, $100 and $3,326 for the years ended December 31, 2024, 2023 and 2022, respectively.

CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

The effect of assumed and ceded premiums on net written and earned premiums and losses and LAE incurred is as follows.

	Years Ended December 31,
	2024	2023	2022
Written Premiums
Direct	$1,193,057	$991,224	$823,318
Assumed	20,279	30,850	28,835
Ceded	(119,931)	(96,779)	(78,418)
Net written premiums	$1,093,405	$925,295	$773,735

Earned Premiums
Direct	$1,102,695	$897,598	$803,289
Assumed	18,874	29,702	28,976
Ceded	(110,865)	(92,886)	(73,760)
Net earned premiums	$1,010,704	$834,414	$758,505

Loss and LAE
Direct	$786,819	$691,768	$515,535
Assumed	11,136	23,706	18,627
Ceded	(81,318)	(73,172)	(42,183)
Net loss and LAE	$716,637	$642,302	$491,979

12.	Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Year Ended December 31,
	2024	2023	2022
Reserves for losses and LAE at beginning of year	$603,081	$549,598	$570,651
Less receivable from reinsurers related to unpaid losses and LAE	(112,623)	(93,394)	(90,667)
Net reserves for losses and LAE at beginning of year	490,458	456,204	479,984
Incurred losses and LAE, related to:
Current year	768,531	689,683	549,258
Prior years	(51,894)	(47,381)	(57,279)
Total incurred losses and LAE	716,637	642,302	491,979
Paid losses and LAE related to:
Current year	449,562	409,634	342,971
Prior years	216,656	198,414	172,788
Total paid losses and LAE	666,218	608,048	515,759
Net reserves for losses and LAE at end of period	540,877	490,458	456,204
Plus receivable from reinsurers related to unpaid losses and LAE	130,792	112,623	93,394
Reserves for losses and LAE at end of period	$671,669	$603,081	$549,598

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $51,894, $47,381, and $57,279, for the years ended December 31, 2024, 2023, and 2022, respectively, and resulted from re-estimations of prior years’ ultimate loss and LAE liabilities. The decrease in prior year reserves during 2024 was primarily composed of reductions of $12,742 in the Company’s retained automobile and $29,286 in the Company’s retained other than auto and homeowners reserves. The decrease in prior year reserves during 2023 was primarily composed of reductions of $15,451 in the Company’s retained automobile and $29,782 in the Company’s retained other than auto and homeowners reserves. The decrease in prior year reserves during 2022 was primarily composed of reductions of $20,241 in the Company’s retained automobile and $32,963 in the Company’s retained other than auto and homeowners reserves.

As of June 30, 2024, the Company carried $11,802 of reserves for losses and LAE related to participation in the FAIR Plan, and a total net asset of $13,254 representing its estimated share of members’ equity based on the estimated profitability of the FAIR Plan. As an element of the FAIR Plan Restructuring, the Company recognized an underwriting gain of $10,057 for the year ended December 31, 2024, through the release of prior and current years loss reserves.

The Company’s private passenger automobile line of business prior year reserves decreased during the years ended December 31, 2024, 2023 and 2022 primarily due to improved retained private passenger results. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

The following is information about incurred and paid claims development as of December 31, 2024, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our three largest lines of business. The cumulative number of reported claims include claims closed with payment, claims closed without payment and all open claims. It does not include anticipated IBNR claims. For the Private Passenger Automobile and Commercial Automobile lines of business, claim count is defined on a claimant basis where several claim counts may arise from a single auto accident. For Homeowners and all other lines of business, claim count is defined on an accident basis.

The information about incurred claims and allocated claim adjustment expense, net of reserves and paid ultimate claims development for the years ended December 31, 2015 to 2024 is presented as required supplementary information.

Private Passenger Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2024
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$ 190,036	$ 190,236	$ 188,317	$ 184,477	$ 181,299	$ 179,451	$ 179,248	$ 178,951	$ 178,833	$ 178,812	$ -	52,981
2016		192,912	192,318	185,009	180,486	177,009	176,600	176,700	176,509	176,533	(102)	49,386
2017			185,673	184,429	182,068	177,941	177,320	176,564	175,513	175,463	(245)	46,261
2018				176,411	175,222	170,447	168,185	166,046	166,164	166,769	(808)	43,102
2019					176,171	174,439	170,477	166,940	166,175	166,244	(1,473)	40,601
2020						130,335	125,888	120,060	117,985	118,255	(2,437)	26,246
2021							146,997	147,391	148,015	147,626	(6,226)	30,285
2022								157,921	152,752	154,269	(15,532)	30,522
2023									203,726	200,152	(21,997)	36,365
2024										258,638	1,465	39,192
									Total	$ 1,742,761

Private Passenger Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$ 76,934	$ 138,255	$ 156,483	$ 168,641	$ 173,816	$ 176,652	$ 177,782	$ 178,357	$ 178,643	$ 178,680
2016		78,862	137,917	154,964	167,458	171,865	174,410	175,803	176,242	176,368
2017			77,519	133,037	153,675	164,467	169,024	172,362	174,207	174,928
2018				72,895	126,456	143,656	154,169	159,066	164,000	165,800
2019					72,219	127,910	143,570	154,633	161,134	164,523
2020						52,962	88,037	102,601	112,143	115,776
2021							56,826	111,516	130,556	140,442
2022								61,227	118,918	139,922
2023									78,289	154,276
2024										95,621
									Total	$ 1,506,336
					All outstanding liabilities before 2015, net of reinsurance					738
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 237,163

Private Passenger Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2024
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$ 140,219	$ 136,661	$ 134,101	$ 133,737	$ 133,581	$ 133,530	$ 133,523	$ 133,552	$ 133,548	$ 133,535	$ -	144,276
2016		129,528	124,922	122,116	121,717	121,543	121,570	121,615	121,566	121,584	(6)	126,091
2017			128,340	126,304	124,128	123,715	123,777	123,779	123,775	123,904	(14)	124,027
2018				129,450	130,145	128,426	128,090	128,003	127,991	127,971	(15)	119,763
2019					128,698	126,648	124,332	123,858	123,781	123,834	(23)	117,041
2020						98,546	97,244	97,644	97,668	97,679	(30)	81,877
2021							122,943	122,549	121,619	121,581	(78)	89,662
2022								141,041	143,366	144,262	(648)	95,006
2023									180,863	175,980	(1,359)	106,531
2024										216,309	(23,086)	118,788
									Total	$ 1,386,641

Private Passenger Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$ 143,532	$ 136,760	$ 134,066	$ 133,701	$ 133,639	$ 133,596	$ 133,575	$ 133,555	$ 133,548	$ 134,559
2016		133,530	124,298	122,023	121,795	121,660	121,634	121,618	121,597	122,247
2017			132,409	126,822	124,286	123,844	123,839	123,795	123,816	124,274
2018				138,036	132,591	128,624	128,154	128,054	128,005	127,906
2019					134,429	128,173	124,467	123,974	123,811	123,133
2020						102,764	98,819	98,083	97,755	96,643
2021							123,636	123,847	122,204	121,907
2022								142,004	146,130	145,525
2023									171,437	176,931
2024										202,626
									Total	$ 1,375,751
					All outstanding liabilities before 2015, net of reinsurance					1
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 10,891

Commercial Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2024
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$ 35,371	$ 36,150	$ 36,610	$ 37,730	$ 38,015	$ 38,257	$ 37,995	$ 37,630	$ 37,066	$ 36,706	$ 7	7,213
2016		37,954	39,416	40,947	40,916	40,679	40,996	40,767	40,487	40,362	17	6,457
2017			42,865	41,373	41,055	39,369	39,232	38,185	37,874	37,645	(42)	6,136
2018				41,347	40,115	38,589	37,322	36,014	35,154	35,364	(491)	5,746
2019					51,679	49,163	48,783	46,964	45,363	44,541	(721)	5,690
2020						35,010	31,930	30,869	29,865	29,099	543	3,471
2021							41,814	39,564	38,634	37,655	225	4,311
2022								43,496	43,061	43,417	(5,448)	4,577
2023									46,690	45,832	(787)	4,419
2024										55,812	15,492	3,970
									Total	$ 406,433

Commercial Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	11,181	21,700	26,018	29,804	31,537	33,416	34,976	35,302	36,483	$ 36,680
2016		9,991	19,902	25,711	32,274	36,237	38,275	39,233	40,248	40,314
2017			10,407	20,106	24,409	28,721	31,389	33,569	34,960	36,394
2018				9,704	18,499	23,544	26,774	29,336	32,996	34,108
2019					12,113	22,480	28,373	36,048	39,233	41,355
2020						7,025	13,166	16,268	19,635	22,295
2021							7,883	17,925	25,647	29,627
2022								10,941	22,702	28,791
2023									9,615	22,749
2024										10,870
									Total	$ 303,183
					All outstanding liabilities before 2015, net of reinsurance					14
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 103,264

Commercial Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2024
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$ 20,223	$ 19,047	$ 19,021	$ 18,974	$ 18,641	$ 18,535	$ 18,525	$ 18,523	$ 18,521	$ 18,520	$ -	15,468
2016		20,216	18,506	17,909	17,808	17,725	17,713	17,721	17,721	17,735	1	13,593
2017			19,691	19,200	19,021	18,834	18,780	18,774	18,760	18,763	2	13,113
2018				21,230	19,937	19,270	19,210	19,196	19,149	19,118	2	12,908
2019					20,039	19,652	18,956	18,685	18,672	18,675	2	12,759
2020						16,507	16,334	16,606	16,434	16,368	53	9,625
2021							20,156	21,524	21,810	21,806	275	11,523
2022								27,459	28,007	27,884	244	12,797
2023									29,564	28,013	467	12,085
2024										27,641	(98)	11,575
									Total	$ 214,523

Commercial Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$ 17,787	$ 18,910	$ 18,667	$ 18,549	$ 18,541	$ 18,530	$ 18,525	$ 18,523	$ 18,521	$ 17,496
2016		17,228	18,143	17,763	17,712	17,709	17,712	17,721	17,720	17,077
2017			17,957	19,336	18,915	18,787	18,786	18,772	18,758	18,359
2018				18,842	19,842	19,236	19,208	19,194	19,147	19,197
2019					18,128	19,161	18,752	18,681	18,672	19,398
2020						15,550	16,596	16,407	16,340	17,379
2021							18,610	21,620	21,533	21,277
2022								24,380	27,806	26,991
2023									25,889	27,440
2024										24,349
									Total	$ 208,963
					All outstanding liabilities before 2015, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 5,560

Homeowners Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2024
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$ 12,965	$ 12,555	$ 9,908	$ 9,201	$ 9,201	$ 9,201	$ 8,172	$ 7,582	$ 7,333	$ 7,295	$ -	288
2016		10,594	10,594	10,594	9,847	9,491	9,491	8,873	8,572	8,500	24	277
2017			11,276	10,058	9,328	8,585	7,819	7,053	6,689	6,715	(423)	269
2018				9,951	9,951	9,951	9,768	8,616	8,245	8,061	(48)	257
2019					14,130	13,848	11,949	11,371	9,175	8,513	145	265
2020						14,664	13,708	11,025	9,686	8,982	146	224
2021							12,797	12,797	12,797	12,194	(639)	225
2022								12,973	11,770	9,491	595	212
2023									12,891	11,850	1,549	176
2024										14,736	5,428	163
									Total	$ 96,337

Homeowners Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$ 428	$ 3,319	$ 4,267	$ 5,205	$ 6,445	$ 7,022	$ 7,215	$ 7,302	$ 7,302	$ 7,295
2016		647	2,669	4,257	5,387	6,300	7,128	7,628	8,166	8,167
2017			305	1,676	2,913	3,593	4,217	4,765	4,902	5,159
2018				551	2,039	3,972	4,597	5,664	6,958	7,073
2019					1,634	3,343	5,183	6,038	7,218	7,835
2020						220	3,254	3,845	6,870	7,288
2021							218	3,388	6,573	8,678
2022								451	2,597	4,170
2023									287	2,010
2024										1,344
									Total	$ 59,019
					All outstanding liabilities before 2015, net of reinsurance					201
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 37,519

Homeowners Property Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2024
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$ 152,586	$ 152,049	$ 162,377	$ 162,788	$ 162,722	$ 162,354	$ 162,244	$ 162,244	$ 162,125	$ 161,805	$ -	20,076
2016		67,116	66,442	64,208	61,262	60,019	59,898	59,857	59,709	59,457	-	5,421
2017			80,736	76,560	70,689	68,737	67,530	67,388	67,130	66,864	0	6,012
2018				83,443	82,581	77,970	74,989	73,996	73,730	73,059	-	8,239
2019					77,976	73,697	68,769	65,624	64,950	64,468	-	5,453
2020						80,093	76,638	72,622	69,503	68,783	49	6,117
2021							75,696	75,011	74,140	72,947	(239)	6,355
2022								72,524	71,467	70,555	(2,077)	5,039
2023									113,941	107,202	(7,121)	6,583
2024										93,453	(12,231)	4,619
									Total	$ 838,593

Homeowners Property Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$ 112,563	$ 145,337	$ 160,572	$ 161,745	$ 161,773	$ 161,850	$ 161,783	$ 161,781	$ 161,805	$ 161,805
2016		44,103	57,238	59,155	59,449	59,403	59,428	59,493	59,456	59,457
2017			46,366	64,401	66,181	66,892	66,765	66,826	66,865	66,863
2018				57,704	70,959	72,078	73,119	73,307	73,334	73,060
2019					49,121	61,905	63,536	64,427	64,412	64,468
2020						50,304	65,927	68,706	68,495	68,496
2021							51,390	67,998	70,118	70,655
2022								48,906	66,990	70,112
2023									68,479	94,600
2024										56,582
									Total	$ 786,098
					All outstanding liabilities before 2015, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 52,495

The following is unaudited supplementary information about average historical claims duration as of December 31, 2024.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)

Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Automobile Liability	41.5%	34.2%	11.2%	6.8%	3.0%	2.0%	0.9%	0.3%	0.1%	0.0%
Private Passenger Automobile Physical Damage	102.7%	(2.3)%	(1.8)%	(0.3)%	(0.2)%	(0.1)%	0.0%	0.1%	0.3%	0.8%
Commercial Automobile Liability	24.5%	25.8%	13.9%	12.6%	7.5%	6.1%	3.3%	2.4%	1.6%	0.5%
Commercial Automobile Physical Damage	92.6%	7.8%	(2.0)%	(0.5)%	0.9%	0.7%	0.1%	(0.7)%	(1.8)%	(5.5)%
Homeowners Liability	6.3%	24.0%	18.5%	15.5%	11.3%	9.9%	3.1%	3.9%	0.0%	(0.1)%
Homeowners Property Damage	69.8%	22.3%	4.7%	0.8%	0.0%	0.1%	(0.1)%	0.0%	0.0%	0.0%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

December 31, 2024
Net outstanding liabilities
Private Passenger Automobile Liability	$237,163
Private Passenger Automobile Physical Damage	10,891
Commercial Automobile Liability	103,264
Commercial Automobile Physical Damage	5,560
Homeowners Liability	37,519
Homeowners Property Damage	52,495
Other Short-Duration Insurance Lines	62,974
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$509,866

Reinsurance recoverable on unpaid claims
Private Passenger Automobile Liability	$120
Private Passenger Automobile Physical Damage	-
Commercial Automobile Liability	120,659
Commercial Automobile Physical Damage	4,417
Homeowners Liability	-
Homeowners Property Damage	2,779
Other Short-Duration Insurance Lines	2,817
Total reinsurance recoverable on unpaid claims	$130,792

Unallocated claims adjustment expenses	31,011

Total gross liability for unpaid claims and claim adjustment expenses	$671,669

Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities

13.	Income Taxes

A summary of the income tax expense in the consolidated statements of operations is shown below.

	Years Ended December 31,
	2024	2023	2022
Current Income Taxes:
Federal	$18,676	$3,614	$21,317
State	75	276	74
	18,751	3,890	21,391
Deferred Income Taxes:
Federal	380	1,655	(8,371)
State	—	—	—
	380	1,655	(8,371)
Total income tax expense	$19,132	$5,545	$13,020

The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows for the periods indicated.

	Years Ended December 31,
	2024	2023	2022
Federal income tax expense at statutory rate	$18,872	$5,128	$12,512
Investment income, net	(314)	(364)	(559)
State taxes, net	59	218	58
Nondeductible expenses	695	400	468
Tax related to share-based stock compensation	156	213	222
Other, net	(336)	(50)	319
Total income tax expense	$19,132	$5,545	$13,020

The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company’s consolidated federal tax return group. Its components were as shown in the following table for the periods indicated.

	Years Ended December 31,
	2024	2023
Deferred tax assets:
Discounting of loss reserves	$5,504	$5,122
Discounting of unearned premium reserve	24,723	21,327
Net unrealized losses on investments	9,078	9,648
Bad debt allowance	207	239
Employee benefits	4,164	4,357
Rent incentive	456	570
Other	123	60
Total deferred tax assets before valuation allowance	44,255	41,323
Valuation allowance for deferred tax assets	—	—
Total deferred tax assets	44,255	41,323
Deferred tax liabilities:
Deferred acquisition costs	(22,150)	(19,303)
Investments	(8,493)	(5,926)
Loss reserve transition adjustment	(277)	(554)
Software development costs	(1,189)	(2,175)
Premium acquisition expenses	(363)	(432)
Depreciation	(583)	(783)
Total deferred tax liabilities	(33,055)	(29,173)
Net deferred tax assets (liability)	$11,200	$12,150

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service.  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the years ended December 31, 2024 and 2023 there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

The Company records interest and penalties associated with audits as a component of income before income taxes. Penalties are recorded in underwriting, operating and other expenses, and interest expense is recorded in interest expenses in the consolidated statements of operations. The Company had no interest and penalties related to income taxes accrued as of December 31, 2024 and 2023.

In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. All tax years prior to 2021 are closed.

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

No share purchases were made by the Company during the three months ended December 31, 2024 and 2023. No shares were purchased by the Company during the year ended December 31, 2024. The Company purchased 74,213 shares at a cost of $5,240 during the year ended December 31, 2023. Included in the cost of treasury stock acquired during 2023, in the consolidated statement of shareholders’ equity, is the one percent excise tax imposed as part of the Inflation Reduction Act, which became effective January 1, 2023. As of December 31, 2024 and 2023, the Company had purchased 3,215,690 shares at cost of $155,240.

15.	Statutory Net Income and Surplus

Statutory Accounting Practices

The Company’s insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division but allowed by the Division. For the year ended December 31, 2024, statutory net income was $43,387. Statutory net loss was $4,022 and statutory net income was $66,197 for the years ended December 31, 2023 and 2022, respectively. Statutory capital and surplus of the Company’s insurance subsidiaries was $758,789 and $744,904 at December 31, 2024 and 2023, respectively.

Dividends

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the “Commissioner”). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve- month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2024, the statutory capital and surplus of Safety Insurance was $758,789 and its net income for 2024 was $43,387. As a result, a maximum of $75,879 is available in 2024 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2024, Safety Insurance recorded dividends of $51,123. As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $682,910 at December 31, 2024.

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk-based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls. As of December 31, 2024, the Insurance Subsidiaries had total adjusted capital of $758,789, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level. Minimum statutory capital and surplus, or company action level risk-based capital, was $236,219 at December 31, 2024.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2024. There were no significant changes to the valuation process during the year ended December 31, 2024. As of December 31, 2024 and 2023, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At December 31, 2024 and 2023, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,115,218 and $1,052,145, respectively. At December 31, 2024, short-term investments had a fair value of $19,975. The Company held no short-term investments during the year ended December 31, 2023. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of December 31, 2024
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,343	$—	$2,343	$—
Obligations of states and political subdivisions	36,166	—	36,166	—
Residential mortgage-backed securities	301,227	—	301,227	—
Commercial mortgage-backed securities	129,375	—	129,375	—
Other asset-backed securities	63,717	—	63,717	—
Corporate and other securities	582,390	—	582,390	—
Short-term investments	19,975	—	19,975	—
Other invested assets	14,477	—	14,477	—
Equity securities	189,668	187,548	—	2,120
Total investment securities	$1,339,338	$187,548	$1,149,670	$2,120

	As of December 31, 2023
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,320	$—	$2,320	$—
Obligations of states and political subdivisions	36,523	—	36,523	—
Residential mortgage-backed securities	247,237	—	247,237	—
Commercial mortgage-backed securities	139,850	—	139,850	—
Other asset-backed securities	61,333	—	61,333	—
Corporate and other securities	564,882	—	564,882	—
Equity securities	204,849	202,763	—	2,086
Total investment securities	$1,256,994	$202,763	$1,052,145	$2,086

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2024 or 2023.

The following tables summarize the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$2,086	$2,255	$1,698
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	—	—	—
Purchases	372	1,351	557
Sales	(338)	(1,520)	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at end of period	$2,120	$2,086	$2,255

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during 2024, 2023 and 2022. The Company held one Level 3 security at December 31, 2024.

As of December 31, 2024 and 2023, there were approximately $31,754 and $33,173 in a REIT and is included in equity securities in the consolidated balance sheets. The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its audited financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2024, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 and 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The Company had no information required to be disclosed on a Form 8-K during the fourth fiscal quarter of 2024 that has not already been reported.

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

The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2025 on a Form 8-K.

●	On February 25, 2025, the Compensation Committee of the Board approved the 2024 annual executive cash bonus pool in the total amount of $3,079 pursuant to the Annual Performance Incentive Plan. Of the total pool, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $1,390; Christopher T. Whitford, $375; Stephen A. Varga, $289; and Paul J. Narciso, $276.

●	On February 25, 2025, the Compensation Committee of the Board approved executive long-term incentive awards to certain members of senior management pursuant to the Amended 2018 Plan. The long-term incentive awards were granted in a total amount of $3,550 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on February 25, 2025. Of the total award, 45% vests in three annual installments of 30% on February 25, 2026, 30% on February 25, 2027, and 40% on February 25, 2028 and were allocated to the Company's Named Executive Officers as follows: George M. Murphy, $495 worth of restricted stock; Christopher T. Whitford, $191 worth of restricted stock; Stephen A. Varga, $180 worth of restricted stock; and Paul J. Narciso, $158 worth of restricted stock. Of the total award, 55% vests over a three-year performance period commencing on January 1, 2025 and ending on December 31, 2027. Vesting of these shares is dependent upon the attainment of pre-established performance objectives and were allocated to the Named Executive Officers as follows: George M. Murphy $605 worth of restricted stock; Christopher T. Whitford, $234 worth of restricted stock; Stephen A. Varga, $220 worth of restricted stock; and Paul J. Narciso, $193 worth of restricted stock.

●	Upon recommendation from the Compensation Committee, on February 25, 2025, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in the total amount of $965. Of the total award, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $262; Christopher T. Whitford, $147; Stephen A. Varga, $113; and Paul J. Narciso, $108.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2024 are contained herein as listed in the Index to Consolidated Financial Statements.

2. Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules.

3. Exhibits: The exhibits are contained herein as listed in the Index to Exhibits.

SAFETY INSURANCE GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedules		Page

I	Summary of Investments – Other than Investments in Related Parties as of December 31, 2024	104

II	Condensed Financial Information of the Registrant at December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022	105

III	Supplementary Insurance Information at December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022	107

IV	Reinsurance for the years ended December 31, 2024, 2023 and 2022	108

V	Valuation and Qualifying Accounts at December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022	109

VI	Supplemental Information Concerning Property and Casualty Insurance Operations at December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022	110

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2024

(Dollars in thousands)

			Amount at
			which shown
	Cost or	Estimated	in the Balance
	Amortized Cost	Fair Value	Sheet
Fixed maturities:
U.S. government and government agencies and authorities	$329,579	$303,570	$303,570
Obligations of states and political subdivisions	38,581	36,166	36,166
Corporate and other securities	812,878	775,482	775,482
Total fixed maturities	1,181,038	1,115,218	1,115,218
Short term securities
Corporate and other securities	19,970	19,975	19,975
Total short term investments	19,970	19,975	19,975
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	201,258	221,422	221,422
Total equity securities	201,258	221,422	221,422
Other invested assets (1)	156,444	156,444	156,444
Total investments	$1,558,710	$1,513,059	$1,513,059

(1)	Other invested assets are accounted for under the equity method which approximates fair value.

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2024	2023
Assets
Investments in consolidated affiliates	$829,749	$806,029
Other	—	—
Total assets	$829,749	$806,029
Liabilities
Accounts payable and other liabilities	$1,285	$1,762
Total liabilities	1,285	1,762
Shareholders’ equity	828,464	804,267
Total liabilities and shareholders’ equity	$829,749	$806,029

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Operations and Comprehensive Income (Loss)

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Revenues	$—	$—	$—
Expenses	2,022	2,110	3,255
Net loss	(2,022)	(2,110)	(3,255)
Earnings from consolidated subsidiaries	72,756	20,985	49,816
Net income	70,734	18,875	46,561
Other comprehensive income (loss), net of tax	2,144	27,347	(105,117)
Comprehensive income (loss)	$72,878	$46,222	$(58,556)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$70,734	$18,875	$46,561
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from consolidated subsidiaries	(72,756)	(20,985)	(49,816)
Dividends received from consolidated subsidiaries(1)	51,123	56,329	94,260
Amortization of restricted stock expense	4,454	4,467	6,022
Changes in assets and liabilities:
Intercompany receivable / payable	247	197	(11,376)
Other assets	—	9	15
Accounts payable and accrued liabilities	(477)	(361)	(75)
Net cash provided by operating activities	53,325	58,531	85,591

Contributed capital	—	—	(17,950)
Net cash provided by investing activities	—	—	(17,950)

Dividends paid	(53,325)	(53,291)	(53,038)
Acquisition of treasury stock	—	(5,240)	(14,603)
Net cash used for financing activities	(53,325)	(58,531)	(67,641)

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

(1)	No portion of the dividends received from operating subsidiaries during 2024, 2023 or 2022 represent returns of capital and therefore no portion is presented as an investing activity.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Future Policy
	Deferred	Benefits,
	Policy	Losses,			Net
	Acquisition	Claims and Loss	Unearned	Earned	Investment
Segment	Costs	Expenses	Premiums	Premiums	Income
Property and Casualty Insurance
2024	$105,474	$671,669	$619,916	$1,010,704	$55,720
2023	91,917	603,081	528,150	834,414	56,377
2022	75,582	549,598	433,375	758,505	46,725

	Years Ended December 31,
			Benefits,	Amortization of
			Claims,	Deferred
		Net	Losses, and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written
Property and Casualty Insurance
2024	$1,010,704	$55,720	$716,637	$207,016	$98,306	$1,093,405
2023	834,414	56,377	642,302	161,630	94,950	925,295
2022	758,505	46,725	491,979	146,013	99,132	773,735

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

					Percent of
					Amount
Property and Casualty	Gross	Ceded to Other	Assumed from	Net	Assumed
Insurance Earned Premiums	Amount	Companies	Other Companies	Amount	to Net
Years ended December 31,
2024	$1,102,695	$110,865	$18,874	$1,010,704	1.9%
2023	897,598	92,886	29,702	834,414	3.6%
2022	803,289	73,760	28,976	758,505	3.8%

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
Allowance for doubtful accounts Years Ended December 31,
2024	$1,053	$3,106	$—	$3,241	$918
2023	1,446	2,598	—	2,991	1,053
2022	1,808	1,339	—	1,701	1,446

(1) Deductions represent write-offs of accounts determined to be uncollectible.

Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Reserves for
	Deferred	Unpaid Claims
	Policy	and Claims			Net
	Acquisition	Adjustment	Unearned	Earned	Investment
Affiliation With Registrant	Costs	Expenses	Premiums	Premiums	Income
Consolidated Property & Casualty Subsidiaries
2024	$105,474	$671,669	$619,916	$1,010,704	$55,720
2023	91,917	603,081	528,150	834,414	56,377
2022	75,582	549,598	433,375	758,505	46,725

	Years Ended December 31,
	Claims and Claims		Amortization
	Adjustment Expenses		of Deferred	Paid Claims
	Incurred Related to		Policy	and Claims
	Current	Prior	Acquisition	Adjustment	Premiums
Affiliation With Registrant	Year	Year	Costs	Expenses	Written
Consolidated Property & Casualty Subsidiaries
2024	$768,531	$(51,894)	$207,016	$666,218	$1,093,405
2023	689,683	(47,381)	161,630	608,048	925,295
2022	549,258	(57,279)	146,013	515,759	773,735

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(20)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(20)
4	Form of Stock Certificate for the Common Stock (1)
4.1	Description of Safety Insurance Group, Inc. Capital Stock (19)
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

10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001(1)
10.3	2001 Restricted Stock Plan (1)(3)
10.4	Executive Incentive Compensation Plan (1)(3)
10.5	2002 Management Omnibus Incentive Plan, as Amended (5)
10.6	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(3)(4)(7)
10.7	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(3)(4)(7)
10.8	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(3)(4)(7)
10.9	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.10	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.11	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.12	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.13	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.14	Annual Performance Incentive Plan(3)(5)
10.15	Amendment to Annual Performance Incentive Plan(3)(6)
10.16	Amendment to Management Omnibus Incentive Plan dated December 31, 2008(3)(6)
10.17	Amendment to Management Omnibus Incentive Plan dated August 4, 2010 (3)(8)
10.18	Amendment to Management Omnibus Incentive Plan, as Amended dated March 11, 2013(3)(9)
10.20	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, as Amended(3)(9)
10.20	Amended and Restated Revolving Credit Agreement with RBS Citizens(10)

10.21	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3) (11)
10.22	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3) (12)
10.23	Form of Restricted Stock Notice and Agreement under the 2002 Management Omnibus Plan, As Amended(3) (12)
10.24	Employment Agreement by and between Safety Insurance Group, Inc. and John Drago as of April 1, 2016(3)(13)
10.25	Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy as of April 1, 2016(3)(13)
10.26	Employment Agreement by and between Safety Insurance Group, Inc. and individual executive member as of January 1, 2021. (3) (17)
10.27	2018 Long-Term Incentive Plan (15)
10.28	Employment Agreement by and between Safety Insurance Group, Inc. and Christopher T. Whitford as of March 2, 2020. (3) (16)
10.29	Employment Agreement by and between Safety Insurance Group, Inc. and Glenn R. Hiltpold as of March 1, 2021. (3) (17)
10.30	Employment Agreement by and between Safety Insurance Group, Inc. and Brian S. Lam as of March 1, 2024. (3) (22)
10.31	Amended and Restated Annual Performance Incentive Plan Safety Insurance Group, Inc. (3) (22)
10.32	Employment Agreement by and between Safety Insurance Group, Inc. and Mary F. McConnell as of July 1, 2024. (3) (22)
19	Insider Trading Policy (21)
21	Subsidiaries of Safety Insurance Group, Inc. (20)
23	Consent of Deloitte & Touche LLP (20)
24	Power of Attorney (contained on the signature page herein)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (20)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(20)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)
97.1	Safety Insurance Group, Inc. Policy Regarding Recovery of Erroneously Awarded Incentive Compensation.(18)
101.INS	Inline XBRL Instance Document (20)
101.SCH	Inline XBRL Taxonomy Extension Schema (20)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (20)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (20)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (20)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (20)
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101) (20)

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

(3)	Denotes management contract or compensation plan or arrangement.
(4)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
(5)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.
(6)	Incorporated herein by reference to the Registrant’s Form 8-K filed on December 31, 2008.
(7)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2008, as filed on November 7, 2008.
(8)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on March 14, 2011.
(9)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2012 filed on March 18, 2013
(10)	Incorporated herein by reference to the Registrant’s Form 8-K filed on August 27, 2013.
(11)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2013, as filed on August 9, 2013.
(12)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2014 filed on March 2, 2015
(13)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016.
(14)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2017, as filed on February 28, 2018.
(15)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on April 11, 2018.
(16)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2020, as filed on February 28, 2020.
(17)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2020, as filed on February 26, 2021.
(18)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2023, as filed on February 28, 2024.
(19)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2022, as filed on February 28, 2023.

(20)Included herein.

(21)

Item 408(b) of Regulation S-K requires a company to disclose whether it has adopted policies or procedures governing purchases, sales, or other dispositions of its securities by directors, officers, and employees or by the issuer itself and, if not, why it has not done so. Any insider trading policy must be filed as Exhibit 19 to the 2024 Form 10-K. If the company’s code of ethics includes such a policy, a separate exhibit filing is not required.

(22)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2024, as filed on August 9, 2024.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ George M. Murphy	President, Chief Executive Officer	February 27, 2025
George M. Murphy

/s/ Christopher T. Whitford	Vice President, Chief Financial Officer,	February 27, 2025
Christopher T. Whitford	Secretary, and Principal Accounting Officer

/s/ Charles J. Brophy III	Director	February 27, 2025
Charles J. Brophy III

/s/ John D. Farina	Director	February 27, 2025
John D. Farina

/s/ Deborah E. Gray	Director	February 27, 2025
Deborah E. Gray

/s/ Dennis J. Langwell	Director	February 27, 2025
Dennis J. Langdell

/s/ Thalia M. Meehan	Lead Independent Director	February 27, 2025
Thalia M. Meehan

/s/ Mary C. Moran	Director	February 27, 2025
Mary C. Moran