Form 10-Q
period 2025-03-31
SAFETY INSURANCE GROUP INC
filed 2025-05-09
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025 there were 14,893,552 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,190,688 and $1,181,038, allowance for expected credit losses of $1,519 and $1,198)	$1,140,093	$1,115,218
Short-term investments, at fair value (cost: $0 and $19,970)	—	19,975
Equity securities, at fair value (cost: $202,623 and $201,258)	222,516	221,422
Other invested assets	158,574	156,444
Total investments	1,521,183	1,513,059
Cash and cash equivalents	64,708	58,974
Accounts receivable, net of allowance for expected credit losses of $785 and $918	306,408	306,465
Receivable for securities sold	496	568
Accrued investment income	7,866	7,426
Receivable from reinsurers related to paid loss and loss adjustment expenses	35,103	26,386
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	136,510	130,792
Ceded unearned premiums	41,553	41,413
Deferred policy acquisition costs	104,902	105,474
Deferred income taxes	7,683	11,200
Equity and deposits in pools	4,489	3,740
Operating lease right-of-use-assets	14,673	15,733
Goodwill	17,093	17,093
Intangible assets	7,493	7,730
Other assets	21,142	24,037
Total assets	$2,291,302	$2,270,090

Liabilities
Losses and loss adjustment expense reserves	$682,717	$671,669
Unearned premium reserves	622,146	619,916
Accounts payable and accrued liabilities	59,524	77,276
Payable for securities purchased	9,913	6,949
Payable to reinsurers	20,442	19,074
Taxes payable	1,220	1,009
Short-term debt	—	30,000
Long-term debt	30,000	—
Operating lease liabilities	14,673	15,733
Total liabilities	1,440,635	1,441,626

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 18,051,280 and 17,995,584 shares issued	181	180
Additional paid-in capital	232,264	230,864
Accumulated other comprehensive loss, net of taxes	(38,771)	(51,047)
Retained earnings	807,286	798,760
Treasury stock, at cost: 3,157,577 shares	(150,293)	(150,293)
Total shareholders’ equity	850,667	828,464
Total liabilities and shareholders’ equity	$2,291,302	$2,270,090

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024

Net earned premiums	$272,690	$236,053
Net investment income	14,574	15,231
Earnings from partnership investments	2,112	1,772
Net realized gains on investments	4,263	492
Change in net unrealized gains on equity securities	(271)	7,665
Credit loss expense	(321)	(142)
Commission income	2,095	1,808
Finance and other service income	6,287	5,354
Total revenue	301,429	268,233

Losses and loss adjustment expenses	190,290	168,399
Underwriting, operating and related expenses	80,851	72,267
Other expense	1,954	1,837
Interest expense	104	123
Total expenses	273,199	242,626

Income before income taxes	28,230	25,607
Income tax expense	6,334	5,529
Net income	$21,896	$20,078

Earnings per weighted average common share:
Basic	$1.48	$1.36
Diluted	$1.48	$1.36

Cash dividends paid per common share	$0.90	$0.90

Number of shares used in computing earnings per share:
Basic	14,718,572	14,667,107
Diluted	14,745,015	14,696,590

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$21,896	$20,078

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period, net of income tax expense (benefit) of $4,159 and ($1,341).	15,644	(5,046)
Reclassification adjustment for net realized gains on investments included in net income, net of income tax benefit of ($895) and ($103).	(3,368)	(389)
Other comprehensive income (loss), net of tax:	12,276	(5,435)

Comprehensive income	$34,172	$14,643

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Loss,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2023	$179	$226,380	$(53,191)	$781,192	$(150,293)	$804,267
Net income, January 1 to March 31, 2024	—	—	—	20,078	—	20,078
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	(5,435)	—	—	(5,435)
Restricted share awards issued	—	599	—	—	—	599
Recognition of employee share-based compensation, net of deferred federal income taxes	1	841	—	—	—	842
Dividends paid and accrued	—	—	—	(13,280)	—	(13,280)
Balance at March 31, 2024	$180	$227,820	$(58,626)	$787,990	$(150,293)	$807,071

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Loss,	Retained	Treasury	Shareholders’
		Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2024	$180	$230,864	$(51,047)	$798,760	$(150,293)	$828,464
Net income, January 1 to March 31, 2025	—	—	—	21,896	—	21,896
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	12,276	—	—	12,276
Restricted share awards issued	—	477	—	—	—	477
Recognition of employee share-based compensation, net of deferred federal income taxes	1	923	—	—	—	924
Dividends paid and accrued	—	—	—	(13,370)	—	(13,370)
Balance at March 31, 2025	$181	$232,264	$(38,771)	$807,286	$(150,293)	$850,667

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$21,896	$20,078
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Investment amortization, net	(226)	(41)
Fixed asset depreciation, net	1,938	2,260
Stock based compensation	1,401	1,440
Credit for deferred income taxes	254	(1,072)
Net realized gains on investments	(4,263)	(492)
Credit loss expense	321	142
Earnings from partnership investments	(2,112)	(226)
Change in net unrealized gains on equity securities	271	(7,665)
Changes in assets and liabilities:
Accounts receivable, net	57	(12,804)
Accrued investment income	(440)	(751)
Receivable from reinsurers	(14,435)	(11,111)
Ceded unearned premiums	(140)	(1,683)
Deferred policy acquisition costs	572	(1,794)
Taxes payable	211	1,403
Other assets	776	(2,112)
Losses and loss adjustment expense reserves	11,048	715
Unearned premium reserves	2,230	15,925
Accounts payable and accrued liabilities	(17,554)	(3,285)
Payable to reinsurers	1,368	(3,445)
Other liabilities	—	(16,617)
Net cash provided by (used for) operating activities	3,173	(21,135)

Cash flows from investing activities:
Fixed maturities purchased	(38,170)	(30,825)
Proceeds from maturities of short-term investments	20,000	—
Equity securities purchased	(18,650)	(13,720)
Other invested assets purchased	(2,563)	(5,654)
Proceeds from sales and paydowns of fixed maturities	17,255	25,500
Proceeds from maturities, redemptions, and calls of fixed maturities	13,747	11,147
Proceed from sales of equity securities	22,347	43,435
Proceeds from other invested assets redeemed	2,495	1,583
Acquisition, net of cash received	—	(1,000)
Fixed assets purchased	(332)	(3,067)
Net cash provided by investing activities	16,129	27,399

Cash flows from financing activities:
Proceeds from Citizens loan	30,000	—
Payments on FHLB loan	(30,000)	—
Dividends paid to shareholders	(13,568)	(13,615)
Net cash used for financing activities	(13,568)	(13,615)

Net increase (decrease) in cash and cash equivalents	5,734	(7,351)
Cash and cash equivalents at beginning of year	58,974	38,152
Cash and cash equivalents at end of period	$64,708	$30,801

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

The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Safety Northeast Insurance Company, Safety Northeast Insurance Agency, Inc. (“SNIA”), and Safety Management Corporation (“SMC”), which is SNIA’s holding company. All intercompany transactions, including commission income and other expense, have been eliminated. Eliminated commission income totaled $244 and $239 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, fiduciary assets held by SNIA were immaterial and less than $150.

The financial information for the three months ended March 31, 2025 and 2024 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2024 is derived from the audited consolidated financial statements included in the Company's 2024 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2025.

These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited consolidated financial statements included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025.

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

Since 1998, the Company had been a member of the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”). The FAIR Plan was a residual market insurance association in which all companies writing basic property insurance in the Commonwealth of Massachusetts were required to participate, with profits and losses shared among member companies on a written premium basis. On April 1, 2024, the Massachusetts Division of Insurance approved a restructuring of the FAIR Plan (“FAIR Plan Restructuring”), transforming it from a partnership that shares profit and losses with member companies to a stand-alone, risk bearing entity, and distributing the accumulated members’ equity. As a result of the FAIR Plan Restructuring, during the year ended December 31, 2024, the Company recognized an underwriting gain through the release of prior year loss reserves, and established a new invested asset, (“Investment in FAIR Plan Trust”).

2. Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updated reportable segment disclosures primarily through enhanced disclosures about significant segment expenses. This ASU does not change how a Company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU was effective for fiscal years starting January 1, 2024, and for interim periods starting January 1, 2025, and was applied on a retrospective basis. The effect of implementing this guidance was not material to the Company’s consolidated financial position, results of operations or cash flows.

The Company has one reportable operating segment, property and casualty insurance operations. Property and casualty insurance operations accounted for substantially all of the Company’s operations. The Company’s business is organized around private passenger automobile insurance in Massachusetts sold exclusively through independent agents and offers other personal and commercial insurance as complementary products. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2025	2024
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$21,896	$20,078
Allocation of income for participating shares	(96)	(88)
Net income from continuing operations attributed to common shareholders	$21,800	$19,990
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,783,956	14,731,713
Less: weighted average participating shares	(65,384)	(64,606)
Basic earnings per share denominator	14,718,572	14,667,107
Common equivalent shares- non-vested performance stock grants	26,443	29,483
Diluted earnings per share denominator	14,745,015	14,696,590

Basic earnings per share	$1.48	$1.36
Diluted earnings per share	$1.48	$1.36

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$1.48	$1.36
Dividends declared	(0.90)	(0.90)
Undistributed earnings	$0.58	$0.46

Net income from continuing operations attributable to common shareholders -Diluted	$1.48	$1.36
Dividends declared	(0.90)	(0.90)
Undistributed earnings	$0.58	$0.46

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive shares related to non-vested performance stock grants for the three months ended March 31, 2025 and 2024, respectively.

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. As of March 31, 2025, there were 236,326 shares available for future grant.

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

The following table summarizes restricted stock activity under the Amended 2018 Plan during the three months ended March 31, 2025 assuming a target payout for the 2025 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	63,522	$83.60	73,232	$83.53
Granted	41,178	79.67	29,105	79.67
Vested and unrestricted	(35,064)	84.77	(8,541)	84.98
Forfeited	(140)	85.61	—	—
Outstanding at end of period	69,496	$82.84	93,796	$83.85
(1)	Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the Amended 2018 Plan.

As of March 31, 2025, there was $8,924 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2025 and 2024 was $3,698 and $4,276, respectively.  For the three months ended March 31, 2025 and 2024, the Company recorded compensation expense related to restricted stock of $1,107 and $1,138, net of income tax benefits of $294 and $302, respectively, within Underwriting, operating and related expenses on the Consolidated Statements of Operations.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short-term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of March 31, 2025

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,402	$—	$11	$(59)	$2,354
Obligations of states and political subdivisions	38,539	—	333	(1,984)	36,888
Residential mortgage-backed securities (1)	329,580	—	1,931	(20,982)	310,529
Commercial mortgage-backed securities	140,568	—	206	(9,014)	131,760
Other asset-backed securities	61,561	—	206	(1,502)	60,265
Corporate and other securities	618,038	(1,519)	2,895	(21,117)	598,297
Subtotal, fixed maturity securities	1,190,688	(1,519)	5,582	(54,658)	1,140,093
Equity securities (2)	202,623	—	28,056	(8,163)	222,516
Other invested assets (4)	158,574	—	—	—	158,574
Totals	$1,551,885	$(1,519)	$33,638	$(62,821)	$1,521,183

	As of December 31, 2024

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,418	$—	$2	$(77)	$2,343
Obligations of states and political subdivisions	38,581	—	170	(2,585)	36,166
Residential mortgage-backed securities (1)	327,161	—	601	(26,535)	301,227
Commercial mortgage-backed securities	140,124	—	91	(10,840)	129,375
Other asset-backed securities	65,456	—	155	(1,894)	63,717
Corporate and other securities	607,298	(1,198)	2,734	(26,444)	582,390
Subtotal, fixed maturity securities	1,181,038	(1,198)	3,753	(68,375)	1,115,218
Short-term investments	19,970	—	5	—	19,975
Equity securities (2)	201,258	—	29,244	(9,080)	221,422
Other invested assets (4)	156,444	—	—	—	156,444
Totals	$1,558,710	$(1,198)	$33,002	$(77,455)	$1,513,059
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 938 and 884 securities in an unrealized loss position at March 31, 2025 and December 31, 2024, respectively.
(4)	Other invested assets are generally accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2025
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$46,628	$45,284
Due after one year through five years	315,286	305,637
Due after five years through ten years	268,392	258,384
Due after ten years through twenty years	27,477	27,051
Due after twenty years	1,196	1,183
Asset-backed securities	531,709	502,554
Totals	$1,190,688	$1,140,093

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended March 31,
	2025	2024
Gross realized gains
Fixed maturity securities	$186	$230
Equity securities	4,845	3,137
Gross realized losses
Fixed maturity securities	(124)	(363)
Equity securities	(644)	(2,512)
Net realized gains on investments	$4,263	$492

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

The following tables as of March 31, 2025 and December 31, 2024 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,445	$59	$1,445	$59
Obligations of states and political subdivisions	4,180	64	19,509	1,920	23,689	1,984
Residential mortgage-backed securities	39,221	977	159,356	20,005	198,577	20,982
Commercial mortgage-backed securities	—	—	121,352	9,014	121,352	9,014
Other asset-backed securities	14,261	228	19,576	1,274	33,837	1,502
Corporate and other securities	131,159	1,388	281,064	19,729	412,223	21,117
Subtotal, fixed maturity securities	188,821	2,657	602,302	52,001	791,123	54,658
Equity securities	35,861	3,169	20,940	4,994	56,801	8,163
Total temporarily impaired securities	$224,682	$5,826	$623,242	$56,995	$847,924	$62,821

	As of December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,742	$77	$1,742	$77
Obligations of states and political subdivisions	13,289	315	19,209	2,270	32,498	2,585
Residential mortgage-backed securities	94,528	2,401	162,260	24,134	256,788	26,535
Commercial mortgage-backed securities	3,050	9	121,152	10,831	124,202	10,840
Other asset-backed securities	11,298	278	22,018	1,616	33,316	1,894
Corporate and other securities	129,953	2,342	287,179	24,102	417,132	26,444
Subtotal, fixed maturity securities	252,118	5,345	613,560	63,030	865,678	68,375
Equity securities	49,268	4,030	21,285	5,050	70,553	9,080

Total temporarily impaired securities	$301,386	$9,375	$634,845	$68,080	$936,231	$77,455

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

As of March 31, 2025 and December 31, 2024, the Company concluded that $1,519 and $1,198, respectively, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at March 31, 2025 and December 31, 2024 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following table represents a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended March 31,
	2025	2024
Beginning of period	$1,198	$1,208
Credit losses on securities with no previously recorded credit losses	303	—
Net increases (decreases) in allowance on previously impaired securities	18	141
Reduction due to sales	—	—
Write-offs charged against allowance	—	—
Recoveries of amounts previously written off	—	—
Ending balance of period	$1,519	$1,349

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2025	2024
Interest on fixed maturity securities	$12,533	$12,948
Dividends on equity securities	1,529	1,667
Equity in earnings of other invested assets	1,377	1,407
Interest on other assets	80	82
Total investment income	15,519	16,104
Investment expenses	945	873
Net investment income	$14,574	$15,231

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2025. There were no significant changes to the valuation process during the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At March 31, 2025 and December 31, 2024, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,140,093 and $1,115,218, respectively. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of March 31, 2025
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,354	$—	$2,354	$—
Obligations of states and political subdivisions	36,888	—	36,888	—
Residential mortgage-backed securities	310,529	—	310,529	—
Commercial mortgage-backed securities	131,760	—	131,760	—
Other asset-backed securities	60,265	—	60,265	—
Corporate and other securities	598,297	—	598,297	—
Other invested assets	14,614	—	14,614	—
Equity securities	190,549	189,665	—	884
Total investment securities	$1,345,256	$189,665	$1,154,707	$884

	As of December 31, 2024
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,343	$—	$2,343	$—
Obligations of states and political subdivisions	36,166	—	36,166	—
Residential mortgage-backed securities	301,227	—	301,227	—
Commercial mortgage-backed securities	129,375	—	129,375	—
Other asset-backed securities	63,717	—	63,717	—
Corporate and other securities	582,390	—	582,390	—
Short-term investments	19,975	—	19,975	—
Other invested assets	14,477	—	14,477	—
Equity securities	189,668	187,548	—	2,120
Total investment securities	$1,339,338	$187,548	$1,149,670	$2,120

As of March 31, 2025 and December 31, 2024, there were approximately $31,967 and $31,754, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2025 and 2024.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

Three Months Ended March 31,
	2025	2024
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at beginning of period	$2,120	$2,086
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	—	—
Purchases	—	—
Sales	(1,236)	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$884	$2,086
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three months ended March 31, 2025 and 2024. The Company held one Level 3 security at March 31, 2025 and 2024.

As an element of the FAIR Plan Restructuring, in a non-cash transaction, the Company liquidated its net asset position in the FAIR Plan and established an Investment in FAIR Plan Trust. The Company’s Investment in FAIR Plan Trust was adjusted to its current fair value on a quarterly basis based on information from the FAIR Plan, with changes recognized through earnings. As of March 31, 2025, the Company’s Investment in FAIR Plan Trust of $14,614 was included in other invested assets. As of March 31, 2025, the Company recognized $137 of income in earnings from partnership investments from its Investment in FAIR Plan Trust.

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

The following table presents the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three months ended March 31, 2025 and 2024.

	At and For the		At and For the
	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$306,465	$918	$256,687	$1,053
Current period change for expected credit losses		841		637
Writeoffs of uncollectable accounts receivable		(974)		(866)
Balance, end of period	$306,408	$785	$269,491	$824

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represented 96% and 93% of the total reinsurance recoverable on paid and unpaid losses at March 31, 2025 and December 31, 2024, respectively. The remaining 4% and 7%, respectively, of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of March 31, 2025 and December 31, 2024, most reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at March 31, 2025 or December 31, 2024.

7.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Three Months Ended March 31,
	2025	2024
Reserves for losses and LAE at beginning of year	$671,669	$603,081
Less receivable from reinsurers related to unpaid losses and LAE	(130,792)	(112,623)
Net reserves for losses and LAE at beginning of year	540,877	490,458
Incurred losses and LAE, related to:
Current year	202,528	179,357
Prior years	(12,238)	(10,958)
Total incurred losses and LAE	190,290	168,399
Paid losses and LAE related to:
Current year	77,136	69,717
Prior years	107,824	106,848
Total paid losses and LAE	184,960	176,565
Net reserves for losses and LAE at end of period	546,207	482,292
Plus receivable from reinsurers related to unpaid losses and LAE	136,510	121,504
Reserves for losses and LAE at end of period	$682,717	$603,796

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $12,238 and $10,958 for the three months ended March 31, 2025 and 2024, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities. The decreases in prior years reserves during the three months ended March 31, 2025 and 2024 are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company's automobile lines of business reserves decreased for the three months ended March 31, 2025 and 2024, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

8.  Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $170,000 to investments in limited partnerships. The Company has contributed $147,245 to these commitments as of March 31, 2025. As of March 31, 2025, the remaining committed capital that could be called is $31,711, which includes potential recallable capital contributions.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of March 31, 2025, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

On March 27, 2025, the Company borrowed $30,000 under the Credit Agreement with Citizens Bank, bearing interest at SOFR plus 1.25%. Interest is payable monthly and the principal is due upon the maturity of the Credit Agreement. Principal may be repaid at any time without penalty. The Company had $30,000 outstanding on its credit facility at March 31, 2025, and no amounts outstanding at December 31, 2024. The credit facility commitment fee included in interest expense was computed at a rate of 0.20% per annum on the $30,000 commitment at March 31, 2025 and 2024.

Safety Insurance Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows Safety Insurance Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S. Government residential mortgage backed securities. At March 31, 2025, Safety Insurance Company has the ability to borrow $233,732 using eligible invested assets that would be used as collateral.

On March 17, 2020, the Company borrowed $30,000 from the FHLB-Boston for a term of five-years, bearing interest at a rate of 1.42%. The interest and principal were paid on the maturity date of March 17, 2025.

On April 8, 2024, the Company borrowed $10,000 from FHLB-Boston for a term of one-week, bearing an interest rate of 5.50%. The interest and principal were paid on the maturity date of April 15, 2024.

On April 15, 2024, the Company borrowed $5,000 from FHLB-Boston for a term of one-week, bearing an interest rate of 5.52%. The interest and principal were paid on the maturity date of April 22, 2024.

The Company estimates the fair value of the FHLB-Boston and the Citizens Bank Credit Agreement loans (the “Loans”) by discounting cash flows using the interest rate stated in the loan agreement, which is an observable input. As such, the Loans are categorized as Level 2 within the fair value hierarchy. The fair value of the outstanding loan with the FHLB-Boston was $0 and $30,088 at March 31, 2025 and December 31, 2024, respectively. At December 31, 2024, this loan was fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $47,341. The fair value of the loan under the Credit Agreement with Citizens Bank was $32,162 and $0 at March 31, 2025 and December 31, 2024, respectively.

Interest expense on the FHLB-Boston borrowing was $89 and $108 for the three months ended March 31, 2025 and 2024, respectively. Interest expense on the Credit Agreement with Citizens Bank was $15 for the three months ended March 31, 2025 and 2024.

10. Income Taxes

Federal income tax expense for the three months ended March 31, 2025 and 2024 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service. Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the three months ended March 31, 2025, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

All tax years prior to 2021 are closed. There are no current examinations ongoing.

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

No share purchases were made by the Company under the program during the three months ended March 31, 2025 and 2024. As of December 31, 2024, the Company had purchased 3,215,690 shares at a cost of $155,240.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$906	$1,013

Other information related to leases was as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,059	$1,165
Weighted average remaining lease term
Operating leases	3.69 Years	4.58 Years
Weighted average discount rate
Operating leases	2.47%	2.48%

Maturities of lease liabilities were as follows:

Operating Leases
2025	$3,158
2026	3,980
2027	3,973
2028	3,906
Total lease payments	15,017
Less imputed interest	(344)
Total	$14,673

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

We are a leading provider of private passenger automobile, commercial automobile, homeowners and commercial other-than-auto insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 55.8% of our direct written premiums in 2024), we offer a portfolio of other insurance products, including commercial automobile (15.2% of 2024 direct written premiums), homeowners (24.3% of 2024 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.7% of 2024 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, Safety P&C, and Safety Northeast (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 828 in 1,079 locations throughout these three states at December 31, 2024. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the second largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 9.7% and 12.9% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2024, according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. We are also the third largest homeowners insurance carrier in Massachusetts with a 6.3% share of the Massachusetts homeowners insurance market.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on June 18, 2024.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. In November 2020, we formed a fourth insurance subsidiary, Safety Northeast, which became licensed to write insurance products in Massachusetts. The table below shows the amount of direct written premiums written in each state during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
Direct Written Premiums	2025	2024
Massachusetts	$283,279	$254,351
New Hampshire	12,423	10,759
Maine	3,268	2,229
Total	$298,970	$267,339

Recent Trends and Events

Direct and Net Written Premiums. For the three months ended March 31, 2025, the Company achieved its tenth consecutive quarter of double-digit growth in direct written premiums. For the three months ended March 31, 2025, direct written premium growth and net written premium growth were 11.8% and 9.8%, respectively. The increase in premium is driven by rate increases, improved retention, and new business production. For the three months ended March 31, 2025, the Company achieved policy count growth across most lines of business, including 1.3%, 2.5% and 5.4% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2024. Additionally, for the three months ended March 31, 2025, average written premium per policy increased 9.5%, 8.4% and 11.0% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2024.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended March 31, 2025 increased by $21,891 or 13.0%, to $190,290 from $168,399 for the comparable period. The increase is driven by larger policy counts. Our losses and loss adjustment expenses ratio for the three months ended March 31, 2025 improved to 69.8% from 71.3% for the comparable 2024 period.

Non-generally accepted accounting principles (“non-GAAP”) operating income, as defined below, was $18,996 for the three months ended March 31, 2025, compared to $13,746 for the comparable 2024 period. The increase in non-GAAP operating income was primarily the result of an increase in net earned premiums compared to the prior period. Non-GAAP operating income for the quarter ended March 31, 2025 was $1.28 per diluted share, compared to non-GAAP operating loss of $0.93 per diluted share for the comparable 2024 period.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts, New Hampshire and Maine in 2025 and 2024. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2025	2024
GAAP ratios:
Loss ratio	69.8%	71.3%
Expense ratio	29.6	30.6
Combined ratio	99.4%	101.9%

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At March 31, 2025, there were 236,326 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the three months ended March 31, 2025 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS - Service	February 25, 2025	35,178	$79.67	3 years, 30%-30%-40%
RS - Performance	February 25, 2025	29,105	$79.67	3 years, cliff vesting (3)
RS	February 25, 2025	6,000	$79.67	No vesting period (2)
(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement must be met within five years of becoming a director.
(3)	The shares represent performance-based restricted shares award. Vesting of these shares is dependent upon the attainment of pre-established performance objectives, and any difference between shares granted and shares earned at the end of the performance period will be reported at the conclusion of the performance period.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage during 2025 that protects us in the event of a "138-year storm" (that is, a storm of a severity expected to occur once in a 138-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.

For 2025, we have purchased three layers of excess catastrophe reinsurance providing $675,000 of coverage for property losses in excess of $75,000 up to a maximum of $750,000. Our reinsurers’ co-participation is 85.0% of $75,000 for the 1st layer, 85.0% of 250,000 for the 2nd layer and 85.0% of $350,000 for the 3rd layer.

We also have casualty excess of loss reinsurance for large casualty losses occurring in our automobile, homeowners, dwelling fire, and business owner lines of business in excess of $2,000 up to a maximum of $10,000. We have property excess of loss reinsurance coverage for large property losses, with coverage in excess of $3,000 up to a maximum of $25,000, for our homeowners, and business owners. In addition, we have liability excess of loss reinsurance for umbrella large losses in excess of $1,000 up to a maximum of $10,000. We also have various reinsurance agreements with Hartford Steam Boiler Inspection and Insurance Company, of which the primary contract is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies.

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.

At March 31, 2025, we had $167,649 recoverable from CAR comprised of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

The Company previously participated in the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”), in which premiums, expenses, losses and loss adjustment expenses on homeowners business that could not be placed in the voluntary market were shared by all insurers writing homeowners business in Massachusetts. On April 1, 2024, the Division approved a restructuring of the FAIR Plan (“FAIR Plan Restructuring”), transforming it from a partnership that shares profit and losses with member companies to a stand-alone, risk bearing entity, and distributing the accumulated members’ equity.

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

Non-GAAP operating income and non-GAAP operating income per diluted share consist of our GAAP net income adjusted by the net realized gains (losses) on investments, changes in net unrealized gains on equity securities, credit loss benefit (expense) and taxes related thereto. Net income (loss) and earnings (loss) per diluted share are the GAAP financial measures that are most directly comparable to non-GAAP operating income (loss) and non-GAAP operating income (loss) per diluted share, respectively. A reconciliation of the GAAP financial measures to these non-GAAP measures is included in the financial highlights below.

Results of Operations

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2025	2024
Direct written premiums	$298,970	$267,339
Net written premiums	$274,780	$250,295
Net earned premiums	$272,690	$236,053
Net investment income	14,574	15,231
Earnings from partnership investments	2,112	1,772
Net realized gains on investments	4,263	492
Change in net unrealized gains on equity securities	(271)	7,665
Credit loss expense	(321)	(142)
Commission income	2,095	1,808
Finance and other service income	6,287	5,354
Total revenue	301,429	268,233
Losses and loss adjustment expenses	190,290	168,399
Underwriting, operating and related expenses	80,851	72,267
Other expense	1,954	1,837
Interest expense	104	123
Total expenses	273,199	242,626
Income before income taxes	28,230	25,607
Income tax expense	6,334	5,529
Net income	$21,896	$20,078
Earnings per weighted average common share:
Basic	$1.48	$1.36
Diluted	$1.48	$1.36
Cash dividends paid per common share	$0.90	$0.90

Reconciliation of Net Income to Non-GAAP Operating Income

Net income	$21,896	$20,078
Exclusions from net income:
Net realized gains on investments	(4,263)	(492)
Change in net unrealized gains on equity securities	271	(7,665)
Credit loss expense	321	142
Income tax benefit	771	1,683
Non-GAAP Operating income	$18,996	$13,746

Net income per diluted share	$1.48	$1.36
Exclusions from net income:
Net realized gains on investments	(0.29)	(0.03)
Change in net unrealized gains on equity securities	0.02	(0.52)
Credit loss expense	0.02	0.01
Income tax benefit	0.05	0.11
Non-GAAP Operating income per diluted share	$1.28	$0.93

Direct Written Premiums. Direct written premiums for the three months ended March 31, 2025 increased by $31,631, or 11.8%, to $298,970 from $267,339 for the comparable 2024 period. The increase in direct written premiums is the result of rate increases, improved retention, and new business production.

Net Written Premiums. Net written premiums for the three months ended March 31, 2025 increased by $24,485, or 9.8%, to $274,780 from $250,295 for the comparable 2024 period. The increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2025 increased by $36,637, or 15.5%, to $272,690 from $236,053 for the comparable 2024 period. The increase was primarily due to the factors that increased direct written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2025	2024
Written Premiums
Direct	$298,970	$267,339
Assumed	6,805	9,438
Ceded	(30,995)	(26,482)
Net written premiums	$274,780	$250,295

Earned Premiums
Direct	$296,819	$251,884
Assumed	6,725	8,968
Ceded	(30,854)	(24,799)
Net earned premiums	$272,690	$236,053

Net Investment Income.  Net investment income for the three months ended March 31, 2025 decreased by $657, or 4.3%, to $14,574 from $15,231 for the comparable 2024 period. The decrease is primarily driven by lower earned interest from our higher yield bonds and variable-rate secured and senior bank loans. Net effective annualized yield on the investment portfolio was 3.9% for the three months ended March 31, 2025 compared to 4.3% for the three months ended March 31, 2024. The investment portfolio’s duration was 3.6 years at March 31, 2025 compared to 3.5 years at December 31, 2024.

Earnings from Partnership Investments. Earnings from partnership investments was $2,112 for the three months ended March 31, 2025 compared to $1,772 for the comparable 2024 period. The three-month earnings reflect an increase in investment appreciation and distribution of investment returns compared to the prior year. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments.  Net realized gains on investments was $4,263 for the three months ended March 31, 2025 compared to $492 for the comparable 2024 period. The increase is driven by higher realized gains from the sale of equity securities compared to prior years.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of March 31, 2025

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,402	$—	$11	$(59)	$2,354
Obligations of states and political subdivisions	38,539	—	333	(1,984)	36,888
Residential mortgage-backed securities (1)	329,580	—	1,931	(20,982)	310,529
Commercial mortgage-backed securities	140,568	—	206	(9,014)	131,760
Other asset-backed securities	61,561	—	206	(1,502)	60,265
Corporate and other securities	618,038	(1,519)	2,895	(21,117)	598,297
Subtotal, fixed maturity securities	1,190,688	(1,519)	5,582	(54,658)	1,140,093
Equity securities (2)	202,623	—	28,056	(8,163)	222,516
Other invested assets (4)	158,574	—	—	—	158,574
Totals	$1,551,885	$(1,519)	$33,638	$(62,821)	$1,521,183
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
(3)Our investment portfolio included 938 securities in an unrealized loss position at March 31, 2025.
(4)Other invested assets are generally accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of March 31, 2025
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$310,528	27.2%
Aaa/Aa	211,158	18.5
A	214,678	18.8
Baa	208,699	18.3
Ba	42,815	3.8
B	74,071	6.5
Caa/Ca	7,274	0.6
Not rated	70,870	6.3
Total	$1,140,093	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

As of March 31, 2025, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2025.

	As of March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,445	$59	$1,445	$59
Obligations of states and political subdivisions	4,180	64	19,509	1,920	23,689	1,984
Residential mortgage-backed securities	39,221	977	159,356	20,005	198,577	20,982
Commercial mortgage-backed securities	—	—	121,352	9,014	121,352	9,014
Other asset-backed securities	14,261	228	19,576	1,274	33,837	1,502
Corporate and other securities	131,159	1,388	281,064	19,729	412,223	21,117
Subtotal, fixed maturity securities	188,821	2,657	602,302	52,001	791,123	54,658
Equity securities	35,861	3,169	20,940	4,994	56,801	8,163
Total temporarily impaired securities	$224,682	$5,826	$623,242	$56,995	$847,924	$62,821

As of March 31, 2025 and December 31, 2024, the Company concluded that $1,519 and $1,198, respectively, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at March 31, 2025 and December 31, 2024 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Commission Income: Commission income includes revenues from new and renewal commissions paid by insurance carriers, which we recognize when earned. Commission income was $2,095 and $1,808 for the three months ended March 31, 2025 and 2024, respectively.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended March 31, 2025 increased by $933, or 17.4%, to $6,287 from $5,354 for the comparable 2024 period. The increase is primarily driven by the increase in policy counts and changes to our fee assessment policies.

Losses and Loss Adjustment Expenses.  Loss and loss adjustment expenses incurred for the three months ended March 31, 2025 increased by $21,891, or 13.0%, to $190,290 from $168,399 for the comparable 2024 period. The increase is driven by larger policy counts.

Our GAAP loss ratio for the three months ended March 31, 2025 decreased to 69.8% from 71.3% for the comparable 2024 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2025 was 61.4% compared to 62.2% for the comparable 2024 period. Total prior year favorable development included in the pre-tax results for the three months ended March 31, 2025 was $12,238 compared to $10,958 for the comparable 2024 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended March 31, 2025 increased by $8,584, or 11.9%, to $80,851 from $72,267 for the comparable 2024 period. The increase is due to an increase in base commissions resulting from the increase in written premiums. Our GAAP expense ratio for the three months ended March 31, 2025 decreased to 29.6% from 30.6% for the comparable 2024 period.

Interest Expense.  Interest expense was $104 and $123 for the three months ended March 31, 2025 and 2024. The credit facility commitment fee included in interest expense was $15 for the three months ended March 31, 2025 and 2024.

Income Tax Expense.  Our effective tax rate was 22.4% and 21.6% for the quarters ended March 31, 2025 and 2024, respectively. The effective tax rate for the quarter ended March 31, 2025 and 2024 were higher than the statutory rate primarily due to the effects of executive compensation expense.

Net Income.  Net income for the three months ended March 31, 2025 was $21,896 compared to net income of $20,078 for the comparable 2024 period.

Non-GAAP Operating Income. Non-GAAP operating income as defined above was $18,996 for the three months ended March 31, 2025 compared to $13,746 for the comparable 2024 period. The increase in Non-GAAP operating income was primarily the result of an increase in net earned premiums compared to the prior year.

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

Net cash provided by operating activities was $3,173 during the three months ended March 31, 2025 compared to net cash used for operating activities of $21,135 during the three months ended March 31, 2024. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Net cash used for operating activities during the three months ended March 31, 2024 was the result of the timing of expense payments and changes in other liabilities which is driven by the reclassification of cash to offset outstanding claims checks. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash provided by investing activities was $16,129 and $27,399 during the three months ended March 31, 2025 and 2024, respectively. Fixed maturities, equity securities, and other invested assets purchased were $59,383 for the three months ended March 31, 2025 compared to $50,199 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $75,844 during the three months ended March 31, 2025 compared to $81,665 for the comparable prior year period.

Net cash used for financing activities was $13,568 and $13,615 during the three months ended March 31, 2025 and 2024, respectively. On March 27, 2025, the Company borrowed $30,000 under its revolving credit facility with Citizens Bank, bearing interest at SOFR plus 1.25%. Interest is payable monthly and the principal is due upon the maturity of the Credit Agreement. Principal may be repaid at any time without penalty. The proceeds from this borrowing were offset by the repayment of principal on the FHLB-Boston loan of $30,000 which was paid at maturity on March 17, 2025, in addition to dividend payments to shareholders.

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

Credit Facility

For information regarding our Credit Facility, please refer to Item 1—Financial Statements, Note 9, Debt, of this Form 10-Q.

Recent Accounting Pronouncements

For information regarding Recent Accounting Pronouncements, please refer to Item 1—Financial Statements, Note 2, Recent Accounting Pronouncements, of this Form 10-Q.

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts (the “Commissioner”). The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2024, the statutory surplus of Safety Insurance was $758,789, and its statutory net income for 2024 was $43,387. As a result, a maximum of $75,879 is available in 2025 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $682,910 at December 31, 2024. During the three months ended March 31, 2025, Safety Insurance paid dividends to Safety of $12,875.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2025 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 14, 2025	March 3, 2025	March 14, 2025	$0.90	$13,370

On May 7, 2025, our Board of Directors approved and declared a quarterly cash dividend of $0.90 per share which will be paid on June 13, 2025 to shareholders of record on June 2, 2025. We plan to continue to declare and pay quarterly cash dividends in 2025, depending on our financial position and the regularity of our cash flows.

On February 23, 2022, the Board of Directors approved a share repurchase program of up to $50,000 of the Company’s outstanding common shares. As of March 31, 2025, the Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. No share repurchases were made by the Company under the program during the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, the Company had purchased 3,215,690 shares of common stock at a cost of $155,240.

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

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk-based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls. As of December 31, 2024, the Insurance Subsidiaries had total capital of $758,789, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level. Minimum statutory capital and surplus, or company action level risk-based capital, was $236,219 at December 31, 2024.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $500,469 to $572,420 as of March 31, 2025. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $546,207 as of March 31, 2025.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2025.

	As of March 31, 2025
Line of Business	Low	Recorded	High
Private passenger automobile	$240,015	$261,070	$267,198
Commercial automobile	105,404	117,747	129,019
Homeowners	95,939	102,031	104,844
All other	59,111	65,359	71,359
Total	$500,469	$546,207	$572,420

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2025.

	As of March 31, 2025
Line of Business	Case	IBNR	Total
Private passenger automobile	$323,850	$(62,788)	$261,062
CAR assumed private passenger auto	1	7	8
Commercial automobile	79,057	4,214	83,271
CAR assumed commercial automobile	20,895	13,581	34,476
Homeowners	112,524	(10,493)	102,031
All other	48,640	16,719	65,359
Total net reserves for losses and LAE	$584,967	$(38,760)	$546,207

At March 31, 2025, our total IBNR reserves for our private passenger automobile line of business was comprised of ($105,151) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $42,363 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves. The IBNR reserves for CAR assumed commercial automobile business are 39.4% of our total reserves for CAR assumed commercial automobile business as of March 31, 2025, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of March 31, 2025.

	As of March 31, 2025
Line of Business	Retained	Assumed	Net
Private passenger automobile	$261,062
CAR assumed private passenger automobile		$8
Net private passenger automobile			$261,070
Commercial automobile	83,271
CAR assumed commercial automobile		34,476
Net commercial automobile			117,747
Homeowners	102,031	—	102,031
All other	65,359	—	65,359
Total net reserves for losses and LAE	$511,723	$34,484	$546,207

Residual Market Loss and Loss Adjustment Expense Reserves

We are a participant in CAR and other various residual markets and assume a portion of losses and LAE on business ceded by the industry participants to the residual markets. We were a participant in the FAIR Plan until the recent FAIR Plan Restructuring in 2024. We estimate reserves for assumed losses and LAE that have not yet been reported to us by the residual markets. Our estimations are based upon the same factors we use for our own reserves, plus additional factors due to the nature of and the information we receive.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the three months ended March 31, 2025, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $2,726. Each 1 percentage-point change in the loss and loss expense ratio would have had a $2,153 effect on net income, or $0.15 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2025. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.

A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(5,221)	$(2,611)	$—
Estimated increase in net income	4,125	2,062	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,611)	—	2,611
Estimated increase (decrease) in net income	2,062	—	(2,062)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,611	5,221
Estimated decrease in net income	—	(2,062)	(4,125)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,665)	(833)	—
Estimated increase in net income	1,316	658	—
No Change in Severity
Estimated (decrease) increase in reserves	(833)	—	833
Estimated increase (decrease) in net income	658	—	(658)
+1 Percent Change in Severity
Estimated increase in reserves	—	833	1,665
Estimated decrease in net income	—	(658)	(1,316)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(2,041)	(1,020)	—
Estimated increase in net income	1,612	806	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,020)	—	1,020
Estimated increase (decrease) in net income	806	—	(806)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,020	2,041
Estimated decrease in net income	—	(806)	(1,612)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,307)	(654)	—
Estimated increase in net income	1,033	516	—
No Change in Severity
Estimated (decrease) increase in reserves	(654)	—	654
Estimated increase (decrease) in net income	516	—	(516)
+1 Percent Change in Severity
Estimated increase in reserves	—	654	1,307
Estimated decrease in net income	—	(516)	(1,033)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2025. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(345)	$345
Estimated increase (decrease) in net income	272	(272)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $12,238 and $10,958 during the three months ended March 31, 2025 and 2024, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2025 and 2024. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2025	2024
2015 & prior	$(46)	$(738)
2016	(152)	(313)
2017	(209)	(169)
2018	(33)	(1,402)
2019	(71)	(529)
2020	(510)	(944)
2021	(1,234)	(1,007)
2022	(1,058)	(2,440)
2023	(6,259)	(3,416)
2024	(2,666)	—
All prior years	$(12,238)	$(10,958)

The decreases in prior years’ reserves during the three months ended March 31, 2025 and 2024 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2025 decrease is composed of reductions of $1,576 in our private passenger automobile reserves, $2,103 in our commercial automobile reserves, $6,304 in our homeowners reserves and $2,255 in all other lines reserves. The 2024 decrease is primarily composed of reductions of $1,908 in our retained private passenger automobile reserves, $1,352 in our retained commercial automobile reserves, $1,627 in our retained homeowners reserves and $6,071 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses March 31, 2025.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2015 & prior	$(14)	$7	$2	$(41)	$(46)
2016	(5)	—	(61)	(86)	(152)
2017	(3)	(101)	15	(120)	(209)
2018	287	35	(44)	(311)	(33)
2019	408	(236)	(88)	(155)	(71)
2020	165	(95)	(191)	(389)	(510)
2021	(22)	(247)	(197)	(768)	(1,234)
2022	(120)	(270)	(512)	(156)	(1,058)
2023	(136)	(563)	(4,809)	(751)	(6,259)
2024	(2,136)	(633)	(419)	522	(2,666)
All prior years	$(1,576)	$(2,103)	$(6,304)	$(2,255)	$(12,238)

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to:

●	The competitive nature of our industry and the possible adverse effects of such competition;
●	Conditions for business operations and restrictive regulations in Massachusetts;
●	The possibility of losses due to claims resulting from severe weather;
●	The impact of inflation, changes in tariffs and supply chain delays on loss severity;
●	The possibility that the Commissioner may approve future rule changes that change the operation of the residual market;
●	The possibility that existing insurance-related laws and regulations will become further restrictive in the future;
●	The impact of investment, economic and underwriting market conditions, including interest rates and inflation;
●	Our possible need for and availability of additional financing, and our dependence on strategic relationships, among others;
●	Other risks and factors identified from time to time in our reports filed with the SEC. Refer to Part I, Item 1A — Risk Factors of our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2025
Estimated fair value	$1,185,621	$1,140,093	$1,095,715
Estimated increase (decrease) in fair value	$45,528	$—	$(44,378)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At March 31, 2025, we had $30,000 of debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2025, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

Please see “Item 1 — Financial Statements - Note 8, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2024 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares.  The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No share repurchases were made by the Company during the three months ended March 31, 2025.

	Total number	Average	Total number of shares purchased as part of	Maximum number of
	of Shares	price paid	publicly announced	shares that may yet be purchased under the
Period	purchase	per share	plans or programs	plans or programs
January 1-31, 2025	—	—	—	703,971
February 1-28, 2025	—	—	—	703,971
March 1-31, 2025	—	—	—	703,971
Total	—	—	—

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.  Other Information

During the three months ended March 31, 2025, none of the officers (as defined in rule 16a-1(f) of the Securities Exchange Act of 1934) or directors of the Company adopted, terminated or modified any contract, instruction or written plan for the purchase and sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

The exhibits are contained herein as listed in the Exhibit Index.

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description
11.0 31.1 31.2 32.1

Statement re: Computation of Per Share Earnings(1)

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

May 9, 2025	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer