Form 10-Q
period 2025-06-30
SAFETY INSURANCE GROUP INC
filed 2025-08-08
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ◻  No ☒

As of August 1, 2025 there were 14,894,173 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,231,378 and $1,181,038, allowance for expected credit losses of $1,453 and $1,198)	$1,188,337	$1,115,218
Short-term investments, at fair value (cost: $0 and $19,970)	—	19,975
Equity securities, at fair value (cost: $208,264 and $201,258)	235,352	221,422
Other invested assets	156,419	156,444
Total investments	1,580,108	1,513,059
Cash and cash equivalents	49,409	58,974
Accounts receivable, net of allowance for expected credit losses of $827 and $918	333,014	306,465
Receivable for securities sold	315	568
Accrued investment income	8,682	7,426
Taxes recoverable	1,701	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	32,234	26,386
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	135,626	130,792
Ceded unearned premiums	41,508	41,413
Deferred policy acquisition costs	111,481	105,474
Deferred income taxes	6,452	11,200
Equity and deposits in pools	4,875	3,740
Operating lease right-of-use-assets	13,657	15,733
Goodwill	17,093	17,093
Intangible assets	7,256	7,730
Other assets	20,797	24,037
Total assets	$2,364,208	$2,270,090

Liabilities
Losses and loss adjustment expense reserves	$685,941	$671,669
Unearned premium reserves	659,464	619,916
Accounts payable and accrued liabilities	69,568	77,276
Payable for securities purchased	17,103	6,949
Payable to reinsurers	15,211	19,074
Taxes payable	—	1,009
Short-term debt	—	30,000
Long-term debt	30,000	—
Operating lease liabilities	13,657	15,733
Total liabilities	1,490,944	1,441,626

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 18,051,129 and 17,995,584 shares issued	181	180
Additional paid-in capital	233,391	230,864
Accumulated other comprehensive loss, net of taxes	(32,854)	(51,047)
Retained earnings	822,839	798,760
Treasury stock, at cost: 3,157,577 shares	(150,293)	(150,293)
Total shareholders’ equity	873,264	828,464
Total liabilities and shareholders’ equity	$2,364,208	$2,270,090

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net earned premiums	$282,113	$246,944	$554,803	$482,997
Net investment income	15,724	13,500	30,298	28,731
Earnings from partnership investments	346	2,480	2,458	4,252
Net realized gains on investments	2,131	2,715	6,394	3,207
Change in net unrealized gains on equity securities	7,194	(3,483)	6,923	4,182
Credit loss expense	66	(37)	(255)	(179)
Commission income	2,285	2,027	4,380	3,835
Finance and other service income	6,485	5,637	12,772	10,991
Total revenue	316,344	269,783	617,773	538,016

Losses and loss adjustment expenses	194,232	172,742	384,522	341,141
Underwriting, operating and related expenses	82,796	73,921	163,647	146,188
Other expense	2,047	1,747	4,001	3,584
Interest expense	442	138	546	261
Total expenses	279,517	248,548	552,716	491,174

Income before income taxes	36,827	21,235	65,057	46,842
Income tax expense	7,890	4,599	14,224	10,128
Net income	$28,937	$16,636	$50,833	$36,714

Earnings per weighted average common share:
Basic	$1.95	$1.13	$3.44	$2.49
Diluted	$1.95	$1.13	$3.43	$2.48

Cash dividends paid per common share	$0.90	$0.90	$1.80	$1.80

Number of shares used in computing earnings per share:
Basic	14,744,968	14,698,770	14,731,843	14,682,937
Diluted	14,782,244	14,722,209	14,763,732	14,709,398

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$28,937	$16,636	$50,833	$36,714

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period, net of income tax expense (benefit) of $2,020, $247, $6,178 and ($1,096).	7,600	928	23,244	(4,118)
Reclassification adjustment for net realized gains on investments included in net income, net of income tax benefit of ($447), ($570), ($1,343) and ($674).	(1,683)	(2,145)	(5,051)	(2,534)
Other comprehensive income (loss), net of tax:	5,917	(1,217)	18,193	(6,652)

Comprehensive income	$34,854	$15,419	$69,026	$30,062

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Loss,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2023	$179	$226,380	$(53,191)	$781,192	$(150,293)	$804,267
Net income, January 1 to March 31, 2024	—	—	—	20,078	—	20,078
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	(5,435)	—	—	(5,435)
Restricted share awards issued	—	599	—	—	—	599
Recognition of employee share-based compensation, net of deferred federal income taxes	1	841	—	—	—	842
Dividends paid and accrued	—	—	—	(13,280)	—	(13,280)
Balance at March 31, 2024	180	$227,820	(58,626)	787,990	(150,293)	807,071
Net income, April 1 to June 30, 2024	—	—	—	16,636	—	16,636
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	(1,217)	—	—	(1,217)
Recognition of employee share-based compensation, net of deferred federal income taxes	—	997	—	—	—	997
Dividends paid and accrued	—	—	—	(13,308)	—	(13,308)
Balance at June 30, 2024	$180	$228,817	$(59,843)	$791,318	$(150,293)	$810,179

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Loss,	Retained	Treasury	Shareholders’
		Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2024	$180	$230,864	$(51,047)	$798,760	$(150,293)	$828,464
Net income, January 1 to March 31, 2025	—	—	—	21,896	—	21,896
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	12,276	—	—	12,276
Restricted share awards issued	—	477	—	—	—	477
Recognition of employee share-based compensation, net of deferred federal income taxes	1	923	—	—	—	924
Dividends paid and accrued	—	—	—	(13,370)	—	(13,370)
Balance at March 31, 2025	181	232,264	(38,771)	807,286	(150,293)	850,667
Net income, April 1 to June 30, 2025	—	—	—	28,937	—	28,937
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	5,917	—	—	5,917
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,127	—	—	—	1,127
Dividends paid and accrued	—	—	—	(13,384)	—	(13,384)
Balance at June 30, 2025	$181	$233,391	$(32,854)	$822,839	$(150,293)	$873,264

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$50,833	$36,714
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Investment amortization, net	(321)	33
Fixed asset depreciation, net	3,911	4,613
Stock based compensation	2,528	2,438
Credit for deferred income taxes	(88)	(410)
Net realized gains on investments	(6,394)	(3,207)
Credit loss expense	255	179
Earnings from partnership investments	(2,413)	(2,482)
Change in net unrealized gains on equity securities	(6,923)	(4,182)
Changes in assets and liabilities:
Accounts receivable, net	(26,549)	(55,674)
Accrued investment income	(1,256)	(20)
Receivable from reinsurers	(10,682)	(28,182)
Ceded unearned premiums	(95)	(3,623)
Deferred policy acquisition costs	(6,007)	(8,682)
Taxes payable	(2,710)	(1,610)
Other assets	(932)	13,156
Losses and loss adjustment expense reserves	14,272	18,556
Unearned premium reserves	39,548	58,427
Accounts payable and accrued liabilities	(7,618)	4,326
Payable to reinsurers	(3,863)	(205)
Other liabilities	—	(25,711)
Net cash provided by operating activities	35,496	4,454

Cash flows from investing activities:
Fixed maturities purchased	(117,399)	(71,351)
Proceeds from maturities of short-term investments	20,000	—
Equity securities purchased	(37,209)	(24,294)
Other invested assets purchased	(4,406)	(6,935)
Proceeds from sales and paydowns of fixed maturities	44,818	49,891
Proceeds from maturities, redemptions, and calls of fixed maturities	32,519	28,717
Proceed from sales of equity securities	37,407	53,152
Proceeds from other invested assets redeemed	6,453	4,249
Acquisition, net of cash received	—	(1,000)
Fixed assets purchased	(400)	(3,608)
Net cash (used for) provided by investing activities	(18,217)	28,821

Cash flows from financing activities:
Proceeds from Citizens loan	30,000	—
Proceeds from FHLB loan	—	15,000
Payments on FHLB loan	(30,000)	(15,000)
Dividends paid to shareholders	(26,844)	(26,848)
Net cash used for financing activities	(26,844)	(26,848)

Net increase (decrease) in cash and cash equivalents	(9,565)	6,427
Cash and cash equivalents at beginning of year	58,974	38,152
Cash and cash equivalents at end of period	$49,409	$44,579

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

The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Safety Northeast Insurance Company, Safety Northeast Insurance Agency, Inc. (“SNIA”), and Safety Management Corporation (“SMC”), which is SNIA’s holding company. All intercompany commission transactions, including commission income and other expense, have been eliminated. Eliminated commission income totaled $317 and $562 for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, fiduciary assets held by SNIA were immaterial and less than $170.

The financial information for the three and six months ended June 30, 2025 and 2024 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2024 is derived from the audited consolidated financial statements included in the Company’s 2024 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2025.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$28,937	$16,636	$50,833	$36,714
Allocation of income for participating shares	(136)	(73)	(229)	(162)
Net income from continuing operations attributed to common shareholders	$28,801	$16,563	$50,604	$36,552
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,814,223	14,763,268	14,799,173	14,747,491
Less: weighted average participating shares	(69,255)	(64,498)	(67,330)	(64,554)
Basic earnings per share denominator	14,744,968	14,698,770	14,731,843	14,682,937
Common equivalent shares- non-vested performance stock grants	37,276	23,439	31,889	26,461
Diluted earnings per share denominator	14,782,244	14,722,209	14,763,732	14,709,398

Basic earnings per share	$1.95	$1.13	$3.44	$2.49
Diluted earnings per share	$1.95	$1.13	$3.43	$2.48

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$1.95	$1.13	$3.44	$2.49
Dividends declared	(0.90)	(0.90)	(1.80)	(1.80)
Undistributed earnings	$1.05	$0.23	$1.64	$0.69

Net income from continuing operations attributable to common shareholders -Diluted	$1.95	$1.13	$3.43	$2.48
Dividends declared	(0.90)	(0.90)	(1.80)	(1.80)
Undistributed earnings	$1.05	$0.23	$1.63	$0.68

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive shares related to non-vested stock grants for the three months ended June 30, 2025 and 190 anti-dilutive shares related to non-vested stock grants for the three months ended June 30, 2024. There were no anti-dilutive shares related to non-vested stock grants for the six months ended June 30, 2025 and 2024, respectively.

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At June 30, 2025, there were 236,326 shares available for future grant.

Accounting and Reporting for Stock-Based Awards

The Company measures and recognizes the cost of employee services received in exchange for an award of equity instruments. Under the provisions of Accounting Standards Codification (“ASC”) 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

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

The following table summarizes restricted stock activity under the Amended 2018 Plan during the six months ended June 30, 2025 assuming a target payout for the 2025 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	63,522	$83.60	73,232		$83.53
Granted	41,178	79.67	29,105	(1)	79.67
Vested and unrestricted	(35,188)	84.77	(8,541)		84.98
Forfeited	(291)	82.53	(14,447)		84.98
Outstanding at end of period	69,221	$82.85	79,349		$83.85
(1)	Includes an update of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the Amended 2018 Plan.

As of June 30, 2025, there was $7,786 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years. The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2025 and 2024 was $3,709 and $4,300, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded compensation expense related to restricted stock of $1,997 and $1,926, net of income tax benefits of $531 and $512, respectively, within Underwriting, operating and related expenses on the Consolidated Statements of Operations.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short-term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of June 30, 2025

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,402	$—	$16	$(49)	$2,369
Obligations of states and political subdivisions	38,497	—	342	(2,024)	36,815
Residential mortgage-backed securities (1)	336,124	—	1,941	(20,181)	317,884
Commercial mortgage-backed securities	149,935	—	361	(7,959)	142,337
Other asset-backed securities	63,489	—	235	(1,305)	62,419
Corporate and other securities	640,931	(1,453)	5,768	(18,733)	626,513
Subtotal, fixed maturity securities	1,231,378	(1,453)	8,663	(50,251)	1,188,337
Equity securities (2)	208,264	—	35,603	(8,515)	235,352
Other invested assets (4)	156,419	—	—	—	156,419
Totals	$1,596,061	$(1,453)	$44,266	$(58,766)	$1,580,108

	As of December 31, 2024

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,418	$—	$2	$(77)	$2,343
Obligations of states and political subdivisions	38,581	—	170	(2,585)	36,166
Residential mortgage-backed securities (1)	327,161	—	601	(26,535)	301,227
Commercial mortgage-backed securities	140,124	—	91	(10,840)	129,375
Other asset-backed securities	65,456	—	155	(1,894)	63,717
Corporate and other securities	607,298	(1,198)	2,734	(26,444)	582,390
Subtotal, fixed maturity securities	1,181,038	(1,198)	3,753	(68,375)	1,115,218
Short-term investments	19,970	—	5	—	19,975
Equity securities (2)	201,258	—	29,244	(9,080)	221,422
Other invested assets (4)	156,444	—	—	—	156,444
Totals	$1,558,710	$(1,198)	$33,002	$(77,455)	$1,513,059
(1)	Residential mortgage-backed securities consist primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio includes 795 and 884 securities in an unrealized loss position at June 30, 2025 and December 31, 2024, respectively.
(4)	Other invested assets are generally accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2025
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$39,895	$38,626
Due after one year through five years	340,327	332,267
Due after five years through ten years	275,732	269,427
Due after ten years through twenty years	24,288	23,764
Due after twenty years	1,588	1,613
Asset-backed securities	549,548	522,640
Totals	$1,231,378	$1,188,337

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross realized gains
Fixed maturity securities	$127	$76	$313	$306
Equity securities	3,426	3,125	8,271	6,262
Gross realized losses
Fixed maturity securities	(147)	(331)	(271)	(694)
Equity securities	(1,275)	(155)	(1,919)	(2,667)
Net realized gains on investments	$2,131	$2,715	$6,394	$3,207

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

The following tables as of June 30, 2025 and December 31, 2024 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,454	$49	$1,454	$49
Obligations of states and political subdivisions	3,965	24	19,633	2,000	23,598	2,024
Residential mortgage-backed securities	37,596	946	154,965	19,235	192,561	20,181
Commercial mortgage-backed securities	—	—	118,604	7,959	118,604	7,959
Other asset-backed securities	17,289	187	19,723	1,118	37,012	1,305
Corporate and other securities	86,072	2,602	266,756	16,131	352,828	18,733
Subtotal, fixed maturity securities	144,922	3,759	581,135	46,492	726,057	50,251
Equity securities	32,379	4,185	21,332	4,330	53,711	8,515
Total temporarily impaired securities	$177,301	$7,944	$602,467	$50,822	$779,768	$58,766

	As of December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,742	$77	$1,742	$77
Obligations of states and political subdivisions	13,289	315	19,209	2,270	32,498	2,585
Residential mortgage-backed securities	94,528	2,401	162,260	24,134	256,788	26,535
Commercial mortgage-backed securities	3,050	9	121,152	10,831	124,202	10,840
Other asset-backed securities	11,298	278	22,018	1,616	33,316	1,894
Corporate and other securities	129,953	2,342	287,179	24,102	417,132	26,444
Subtotal, fixed maturity securities	252,118	5,345	613,560	63,030	865,678	68,375
Equity securities	49,268	4,030	21,285	5,050	70,553	9,080
Total temporarily impaired securities	$301,386	$9,375	$634,845	$68,080	$936,231	$77,455

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

As of June 30, 2025 and December 31, 2024, the Company concluded that $1,453 and $1,198, respectively, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at June 30, 2025 and December 31, 2024 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following table represents a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning of period	$1,519	$1,349	$1,198	$1,208
Credit losses on securities with no previously recorded credit losses	—	41	303	41
Net increases (decreases) in allowance on previously impaired securities	66	11	84	152
Reduction due to sales	(132)	(14)	(132)	(14)
Writeoffs charged against allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Ending balance of period	$1,453	$1,387	$1,453	1,387

The Company holds no subprime mortgage debt securities. All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest on fixed maturity securities	$14,752	$11,154	$27,285	$24,102
Dividends on equity securities	1,415	1,480	2,944	3,147
Equity in earnings of other invested assets	384	1,650	1,761	3,057
Interest on other assets	80	79	160	161
Total investment income	16,631	14,363	32,150	30,467
Investment expenses	907	863	1,852	1,736
Net investment income	$15,724	$13,500	$30,298	$28,731

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of June 30, 2025. There were no significant changes to the valuation process during the six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At June 30, 2025 and December 31, 2024, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,188,337 and $1,115,218, respectively. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of June 30, 2025
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,369	$—	$2,369	$—
Obligations of states and political subdivisions	36,815	—	36,815	—
Residential mortgage-backed securities	317,884	—	317,884	—
Commercial mortgage-backed securities	142,337	—	142,337	—
Other asset-backed securities	62,419	—	62,419	—
Corporate and other securities	626,513	—	626,513	—
Other invested assets	14,800	—	14,800	—
Equity securities	203,616	202,684	—	932
Total investment securities	$1,406,753	$202,684	$1,203,137	$932

	As of December 31, 2024
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,343	$—	$2,343	$—
Obligations of states and political subdivisions	36,166	—	36,166	—
Residential mortgage-backed securities	301,227	—	301,227	—
Commercial mortgage-backed securities	129,375	—	129,375	—
Other asset-backed securities	63,717	—	63,717	—
Corporate and other securities	582,390	—	582,390	—
Short-term investments	19,975	—	19,975	—
Other invested assets	14,477	—	14,477	—
Equity securities	189,668	187,548	—	2,120
Total investment securities	$1,339,338	$187,548	$1,149,670	$2,120

As of June 30, 2025 and December 31, 2024, there were approximately $31,736 and $31,754, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2025 and 2024.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$884	$2,086	$2,120	$2,086
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	48	372	48	372
Sales	—	(338)	(1,236)	(338)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$932	$2,120	$932	$2,120
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three and six months ended June 30, 2025 and 2024. The Company held one Level 3 security at June 30, 2025 and 2024.

As an element of the FAIR Plan Restructuring, in a non-cash transaction, the Company liquidated its net asset position in the FAIR Plan and established an Investment in FAIR Plan Trust. The Company’s Investment in FAIR Plan Trust was adjusted to its current fair value on a quarterly basis based on information from the FAIR Plan, with changes recognized through earnings. As of June 30, 2025 and December 31, 2024, the Company’s Investment in FAIR Plan Trust of $14,800 and $14,477, respectively, was included in other invested assets. The Company recognized $186 and $323, respectively, of income in earnings from partnership investments from its Investment in FAIR Plan Trust during the three and six months ended June 30, 2025. The Company recognized $0 of income in earnings from partnership investments from its Investment in FAIR Plan Trust during the three and six months ended June 30, 2024.

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three and six months ended June 30, 2025 and 2024.

	At and For the		At and For the
	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$306,408	$785	$269,491	$824
Current period change for expected credit losses		834		788
Writeoffs of uncollectable accounts receivable		(792)		(673)
Balance, end of period	$333,014	$827	$312,361	$939

	At and For the		At and For the
	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$306,465	$918	$256,687	$1,053
Current period change for expected credit losses		1,675		1,425
Writeoffs of uncollectable accounts receivable		(1,766)		(1,539)
Balance, end of period	$333,014	$827	$312,361	$939

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represented 96% and 93% of the total reinsurance recoverable on paid and unpaid losses at June 30, 2025 and December 31, 2024, respectively. The remaining 4% and 7%, respectively, of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of June 30, 2025 and December 31, 2024, most of the reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at June 30, 2025 or December 31, 2024.

7.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Six Months Ended June 30,
	2025	2024
Reserves for losses and LAE at beginning of year	$671,669	$603,081
Less receivable from reinsurers related to unpaid losses and LAE	(130,792)	(112,623)
Net reserves for losses and LAE at beginning of year	540,877	490,458
Incurred losses and LAE, related to:
Current year	407,995	371,516
Prior years	(23,473)	(30,375)
Total incurred losses and LAE	384,522	341,141
Paid losses and LAE related to:
Current year	198,298	183,925
Prior years	176,786	152,784
Total paid losses and LAE	375,084	336,709
Net reserves for losses and LAE at end of period	550,315	494,890
Plus receivable from reinsurers related to unpaid losses and LAE	135,626	126,747
Reserves for losses and LAE at end of period	$685,941	$621,637

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $23,473 and $30,375 for the six months ended June 30, 2025 and 2024, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities. The decreases in prior years reserves during the six months ended June 30, 2025 and 2024 are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company’s automobile lines of business reserves decreased for the six months ended June 30, 2025 and 2024, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

8.  Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $170,000 to investments in limited partnerships. The Company has contributed $149,088 to these commitments as of June 30, 2025. As of June 30, 2025, the remaining committed capital that could be called is $32,163, which includes potential recallable capital distributions.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of June 30, 2025, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

On March 27, 2025, the Company borrowed $30,000 under the Credit Agreement with Citizens Bank, bearing interest at SOFR plus 1.25%. Interest is payable monthly and the principal is due upon the maturity of the Credit Agreement. Principal may be repaid at any time without penalty. The Company had $30,000 outstanding on its credit facility at June 30, 2025, and no amounts outstanding at December 31, 2024. The credit facility commitment fee included in interest expense was computed at a rate of 0.20% per annum on the $30,000 commitment. Commitment fees were incurred through March 27, 2025, when the Company borrowed under the facility.

Safety Insurance Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows Safety Insurance Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S. Government residential mortgage backed securities. At June 30, 2025, Safety Insurance Company has the ability to borrow $241,424 using eligible invested assets that would be used as collateral.

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

The Company estimates the fair value of the FHLB-Boston and the Citizens Bank Credit Agreement loans (the “Loans”) by discounting cash flows using the interest rate stated in the loan agreements, which is an observable input. As such, the Loans are categorized as Level 2 within the fair value hierarchy. The fair value of the outstanding loan with the FHLB-Boston was $0 and $30,088 at June 30, 2025 and December 31, 2024, respectively. At December 31, 2024, this loan was fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $47,341. The fair value of the loan under the Credit Agreement with Citizens Bank was $32,216 and $0 at June 30, 2025 and December 31, 2024, respectively.

Interest expense on the FHLB-Boston borrowing was $0 and $125 for the three months ended June 30, 2025 and 2024, respectively. Interest expense on the FHLB-Boston borrowing was $89 and $233 for the six months ended June 30, 2025 and 2024, respectively. Interest expense on the Credit Agreement with Citizens Bank was $443 and $15 for the three months ended June 30, 2025 and 2024, respectively. Interest expense on the Credit Agreement with Citizens Bank was $457 and $31 for the six months ended June 30, 2025 and 2024, respectively.

10. Income Taxes

Federal income tax expense for the six months ended June 30, 2025 and 2024 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service. Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the six months ended June 30, 2025, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

On July 4, 2025, the “One Big Beautiful Bill Act” (H.R.1) (the “Act”) was signed into law. This wide-ranging budget reconciliation legislation introduces significant changes across multiple areas of federal policy, including taxation, and social programs. While the Company continues to evaluate the potential implications of the Act, we do not currently expect it to have a material impact on our financial position or results of operations.

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

No share purchases were made by the Company under the program during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, the Company had purchased 3,215,690 shares at a cost of $155,240.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$904	$1,006	$1,809	$2,019

Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,058	$1,158	$2,117	$2,240
Weighted average remaining lease term
Operating leases			3.45 Years	4.36 Years
Weighted average discount rate
Operating leases			2.46%	2.48%

Maturities of lease liabilities were as follows:

Operating Leases
2025	$2,100
2026	3,980
2027	3,973
2028	3,906
Total lease payments	13,959
Less imputed interest	(302)
Total	$13,657

13. Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred, other than as disclosed in Note 10, Income Taxes, as related to the Act, that require recognition or disclosure.

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

We are a leading provider of private passenger automobile, commercial automobile, homeowners and commercial other-than-auto insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 55.8% of our direct written premiums in 2024), we offer a portfolio of other insurance products, including commercial automobile (15.2% of 2024 direct written premiums), homeowners (24.3% of 2024 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.7% of 2024 direct written premiums). Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, Safety P&C and Safety Northeast (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 828 in 1,079 locations throughout these three states at December 31, 2024. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the second largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 9.7% and 12.9% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2024 according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. We are also the third largest homeowners insurance carrier in Massachusetts with a 6.3% share of the Massachusetts homeowners insurance market.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an “A (Excellent)” rating. Our “A” rating was reaffirmed by A.M. Best on June 20, 2025.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. In November 2020, we formed a fourth insurance subsidiary, Safety Northeast, which became licensed to write insurance products in Massachusetts.

The table below shows the amount of direct written premiums written in each state during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
Direct Written Premiums	2025	2024	2025	2024
Massachusetts	$326,925	$299,411	$610,204	$553,762
New Hampshire	14,731	13,325	27,154	24,084
Maine	4,173	2,775	7,441	5,004
Total	$345,829	$315,511	$644,799	$582,850

Recent Trends and Events

Direct and Net Written Premiums. For the three months ended June 30, 2025 direct written premium growth and net written premium growth were 9.6% and 8.3%, respectively, compared to the prior period. The increase in premium is driven by new business production and rate increases. For the six months ended June 30, 2025, average written premium per policy increased 9.0%, 7.2% and 10.6% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2024. Additionally, for the six months ended June 30, 2025, the Company achieved policy count growth across all lines of business, including 0.4%, 2.8% and 3.9% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2024.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred for the three months ended June 30, 2025 increased by $21,490, or 12.4%, to $194,232 from $172,742 for the comparable 2024 period. Losses and loss adjustment expenses incurred for the six months ended June 30, 2025 increased by $43,381, or 12.7%, to $384,522 from $341,141 for the comparable 2024 period. The increase in losses and loss adjustment expenses is primarily driven by increased loss severity as compared to the same periods in the prior year. Our losses and loss adjustment expenses ratio for the three months ended June 30, 2025 decreased to 68.8% from 70.0% for the comparable 2024 period. Our losses and loss adjustment expense ratio for the six months ended June 30, 2025 decreased to 69.3% from 70.6% for the comparable 2024 period. The decrease in the ratio is due to growth in earned premiums, slightly offset by increased loss severity.

Non-generally accepted accounting principles (“non-GAAP”) operating income, as defined below, was $21,519 for the three months ended June 30, 2025 and $40,515 for the six months ended June 30, 2025. Non-GAAP operating income was $17,272 for the three months ended June 30, 2024 and $31,018 for the six months ended June 30, 2024. The increase in non-GAAP operating income for the three and six months ended June 30, 2025 was primarily the result of an increase in net earned premiums. Non-GAAP operating income was $1.45 per diluted share for the three months ended June 30, 2025, and $2.74 per diluted share, for the six months ended June 30, 2025, compared to non-GAAP operating income of $1.18 per diluted share for the three months ended June 30, 2024, and $2.09 per diluted share, for the six months ended June 30, 2024.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts, New Hampshire and Maine in 2025 and 2024.

Line of Business	Effective Date	Rate Change
Massachusetts Homeowners	August 1, 2025	4.2%
Massachusetts Private Passenger Automobile	July 1, 2025	5.1%
Massachusetts Commercial Automobile	May 1, 2025	5.2%
Massachusetts Private Passenger Automobile	January 1, 2025	5.3%
New Hampshire Commercial Automobile	November 1, 2024	9.5%
New Hampshire Private Passenger Automobile	October 1, 2024	4.4%
New Hampshire Homeowners	October 1, 2024	7.4%
Maine Private Passenger Automobile	September 1, 2024	4.4%
Massachusetts Homeowners	August 1, 2024	5.9%
Massachusetts Private Passenger Automobile	July 1, 2024	4.8%
Massachusetts Commercial Automobile	May 1, 2024	6.3%
New Hampshire Private Passenger Automobile	April 1, 2024	3.4%
Massachusetts Private Passenger Automobile	January 1, 2024	3.5%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP ratios:
Loss ratio	68.8%	70.0%	69.3%	70.6%
Expense ratio	29.3	29.9	29.5	30.3
Combined ratio	98.1%	99.9%	98.8%	100.9%

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At June 30, 2025, there were 236,326 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the six months ended June 30, 2025 is as follows:

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage during 2025 that protects us in the event of a “138-year storm” (that is, a storm of a severity expected to occur once in a 138-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.

For 2025, we have purchased three layers of excess catastrophe reinsurance providing $675,000 of coverage for property losses in excess of $75,000 up to a maximum of $750,000. Our reinsurers’ co-participation is 85.0% of $75,000 for the 1st layer, 85.0% of $250,000 for the 2nd layer and 85.0% of $350,000 for the 3rd layer.

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

At June 30, 2025, we had $171,516 recoverable from CAR, which consisted of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Results of Operations

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct written premiums	$345,829	$315,511	$644,799	$582,850
Net written premiums	$319,475	$294,935	$594,255	$545,230
Net earned premiums	$282,113	$246,944	$554,803	$482,997
Net investment income	15,724	13,500	30,298	28,731
Earnings from partnership investments	346	2,480	2,458	4,252
Net realized gains on investments	2,131	2,715	6,394	3,207
Change in net unrealized gains on equity securities	7,194	(3,483)	6,923	4,182
Credit loss expense	66	(37)	(255)	(179)
Commission income	2,285	2,027	4,380	3,835
Finance and other service income	6,485	5,637	12,772	10,991
Total revenue	316,344	269,783	617,773	538,016
Losses and loss adjustment expenses	194,232	172,742	384,522	341,141
Underwriting, operating and related expenses	82,796	73,921	163,647	146,188
Other expense	2,047	1,747	4,001	3,584
Interest expense	442	138	546	261
Total expenses	279,517	248,548	552,716	491,174
Income before income taxes	36,827	21,235	65,057	46,842
Income tax expense	7,890	4,599	14,224	10,128
Net income	$28,937	$16,636	$50,833	$36,714
Earnings per weighted average common share:
Basic	$1.95	$1.13	$3.44	$2.49
Diluted	$1.95	$1.13	$3.43	$2.48
Cash dividends paid per common share	$0.90	$0.90	$1.80	$1.80

Reconciliation of Net Income to Non-GAAP Operating Income

Net income	$28,937	$16,636	$50,833	$36,714
Exclusions from net income:
Net realized gains on investments	(2,131)	(2,715)	(6,394)	(3,207)
Change in net unrealized gains on equity securities	(7,194)	3,483	(6,923)	(4,182)
Credit loss expense	(66)	37	255	179
Income tax benefit	1,972	(169)	2,743	1,514
Non-GAAP Operating income	$21,518	$17,272	$40,514	$31,018

Net income per diluted share	$1.95	$1.13	$3.43	$2.48
Exclusions from net income:
Net realized gains on investments	(0.14)	(0.18)	(0.43)	(0.22)
Change in net unrealized gains on equity securities	(0.49)	0.24	(0.47)	(0.28)
Credit loss expense	-	-	0.02	0.01
Income tax benefit	0.13	(0.01)	0.19	0.10
Non-GAAP Operating income per diluted share	$1.45	$1.18	$2.74	$2.09

Direct Written Premiums. Direct written premiums for the three months ended June 30, 2025 increased by $30,318, or 9.6%, to $345,829 from $315,511 for the comparable 2024 period. Direct written premiums for the six months ended June 30, 2025 increased by $61,949, or 10.6%, to $644,799 from $582,850 for the comparable 2024 period. The increases in direct written premium and net written premium are a result of rate increases that are now earning into the financial results. For the six months ended June 30, 2025, the Company achieved moderate policy count growth across most lines of business, including 0.4%, 2.8% and 3.9% in Private Passenger Automobile, Commercial

Automobile and Homeowners lines, respectively, compared to the same period in 2024. Additionally, for the six months ended June 30, 2025, average written premium per policy increased 9.0%, 7.2% and 10.6% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2024.

Net Written Premiums. Net written premiums for the three months ended June 30, 2025 increased by $24,540, or 8.3%, to $319,475 from $294,935 for the comparable 2024 period. Net written premiums for the six months ended June 30, 2025 increased by $49,025, or 9.0%, to $594,255 from $545,230 for the comparable 2024 period. The increases were primarily due to the factors that increased direct written premiums.

Net Earned Premiums. Net earned premiums for the three months ended June 30, 2025 increased by $35,169, or 14.2%, to $282,113 from $246,944 for the comparable 2024 period. Net earned premiums for the six months ended June 30, 2025 increased by $71,806, or 14.9%, to $554,803 from $482,997 for the comparable 2024 period. The increases were primarily due to the factors that increased direct written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Written Premiums
Direct	$345,829	$315,511	$644,799	$582,850
Assumed	5,675	8,325	12,480	17,763
Ceded	(32,029)	(28,901)	(63,024)	(55,383)
Net written premiums	$319,475	$294,935	$594,255	$545,230

Earned Premiums
Direct	$308,901	$265,908	$605,720	$517,792
Assumed	5,286	7,997	12,011	16,965
Ceded	(32,074)	(26,961)	(62,928)	(51,760)
Net earned premiums	$282,113	$246,944	$554,803	$482,997

Net Investment Income. Net investment income for the three months ended June 30, 2025 increased $2,224, or 16.5%, to $15,724 from $13,500 for the comparable 2024 period. Net investment income for the six months ended June 30, 2025 increased by $1,567, or 5.5%, to $30,298 from $28,731 for the comparable 2024 period. The increase for the three and six months ended June 30, 2025, compared to the same periods in 2024, is primarily due to higher earned interest from our bond portfolio, resulting from additional bond purchases made during 2025. Net effective annualized yield on the investment portfolio was 4.2% for the three months June 30, 2025 compared to 3.9% for the comparable 2024 period. Net effective annualized yield on the investment portfolio was 4.0% for the six months ended June 30, 2025 compared to 3.9% for the comparable 2024 period. The investment portfolio’s duration on fixed maturities was 3.6 years at June 30, 2025 compared to 3.5 years at December 31, 2024.

Earnings from Partnership Investments. Earnings from partnership investments were $346 for the three months ended June 30, 2025 compared to $2,480 for the comparable 2024 period. Earnings from partnership investments were $2,458 for the six months ended June 30, 2025 compared to $4,252 for the comparable 2024 period. Earnings for the three and six months ended June 30, 2025 reflect lower investment appreciation and the impact of timing differences in the receipt of cash proceeds, compared to the same periods in the prior year. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments. Net realized gains on investments were $2,131 for the three months ended June 30, 2025 compared to $2,715 for the comparable 2024 period. Net realized gains on investments was $6,394 for the six months ended June 30, 2025 compared to $3,207 for the comparable 2024 period. The decrease in net realized gains during the three-month period is driven primarily by the sale of equity securities in a loss position, whereas the increase in net realized gains during the six-month period reflects the sale of equity securities in a gain position during the first quarter.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of June 30, 2025

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,402	$—	$16	$(49)	$2,369
Obligations of states and political subdivisions	38,497	—	342	(2,024)	36,815
Residential mortgage-backed securities (1)	336,124	—	1,941	(20,181)	317,884
Commercial mortgage-backed securities	149,935	—	361	(7,959)	142,337
Other asset-backed securities	63,489	—	235	(1,305)	62,419
Corporate and other securities	640,931	(1,453)	5,768	(18,733)	626,513
Subtotal, fixed maturity securities	1,231,378	(1,453)	8,663	(50,251)	1,188,337
Equity securities (2)	208,264	—	35,603	(8,515)	235,352
Other invested assets (4)	156,419	—	—	—	156,419
Totals	$1,596,061	$(1,453)	$44,266	$(58,766)	$1,580,108
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

(3)Our investment portfolio includes 795 securities in an unrealized loss position at June 30, 2025.
(4)Other invested assets are generally accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of June 30, 2025
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$317,884	26.8%
Aaa/Aa	228,562	19.2
A	233,993	19.7
Baa	204,038	17.2
Ba	42,338	3.6
B	82,407	6.9
Caa/Ca	6,059	0.5
Not rated	73,056	6.1
Total	$1,188,337	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

As of June 30, 2025, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2025.

	As of June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,454	$49	$1,454	$49
Obligations of states and political subdivisions	3,965	24	19,633	2,000	23,598	2,024
Residential mortgage-backed securities	37,596	946	154,965	19,235	192,561	20,181
Commercial mortgage-backed securities	—	—	118,604	7,959	118,604	7,959
Other asset-backed securities	17,289	187	19,723	1,118	37,012	1,305
Corporate and other securities	86,072	2,602	266,756	16,131	352,828	18,733
Subtotal, fixed maturity securities	144,922	3,759	581,135	46,492	726,057	50,251
Equity securities	32,379	4,185	21,332	4,330	53,711	8,515
Total temporarily impaired securities	$177,301	$7,944	$602,467	$50,822	$779,768	$58,766

As of June 30, 2025 and December 31, 2024, the Company concluded that $1,453 and $1,198, respectively, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at June 30, 2025 and December 31, 2024 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

For information regarding fair value measurements of our investment portfolio, refer to Item 1—Financial Statements, Note 5, Investments, of this Form 10-Q.

Commission Income: Commission income includes revenues from new and renewal commissions paid by insurance carriers, which we recognize when earned. Commission income was $2,285 and $2,027 for the three months ended June 30, 2025 and 2024, respectively. Commission income was $4,380 and $3,835 for the six months ended June 30, 2025 and 2024, respectively.

Finance and Other Service Income. Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended June 30, 2025 increased by $848, or 15.0%, to $6,485 from $5,637 for the comparable 2024 period. Finance and other service income for the six months ended June 30, 2025, increased by $1,781, or 16.2%, to $12,772 from $10,991 for the comparable 2024 period. The increase is primarily driven by the increase in policy counts and changes to our fee assessment policies.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred for the three months ended June 30, 2025 increased by $21,490, or 12.4%, to $194,232 from $172,742 for the comparable 2024 period. Losses and loss adjustment expenses incurred for the six months ended June 30, 2025 increased by $43,381, or 12.7%, to $384,522 from $341,141 for the comparable 2024 period.

Our GAAP loss ratio for the three months ended June 30, 2025 decreased to 68.8% from 70.0% for the comparable 2024 period. Our GAAP loss ratio for the six months ended June 30, 2025 decreased to 69.3% from 70.6% for the comparable 2024 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended June 30, 2025 was 60.9% compared to 60.6% for the comparable 2024 period. Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2025 was 61.1% compared to 61.4% for the comparable 2024 period. Total prior year favorable development included in the pre-tax results for the three months ended June 30, 2025 was $11,235 compared to $19,417 for the comparable 2024 period. Total prior year favorable development included in the pre-tax results for the six months ended June 30, 2025 was $23,473 compared to $30,375 for the comparable 2024 period. The decrease in favorable prior year development in 2025 is primarily attributable to the inclusion of FAIR Plan development in the prior year.

Underwriting, Operating and Related Expenses. Underwriting, operating and related expenses for the three months ended June 30, 2025 increased by $8,875, or 12.0%, to $82,796 from $73,921 for the comparable 2024 period. Underwriting, operating and related expenses for the six months ended June 30, 2025 increased by $17,459, or 11.9%, to $163,647 from $146,188 for the comparable 2024 period. The increase in the three and six months ended June 30, 2025 is driven by an increase in base commissions resulting from the increase in written premiums. Our GAAP expense ratio for the three months ended June 30, 2025 decreased to 29.3% from 29.9% for the comparable 2024 period. Our GAAP expense ratio for the six months ended June 30, 2025 decreased to 29.5% from 30.3% for the comparable 2024 period due to higher earned premium.

Interest Expense. Interest expense was $442 and $138 for the three months ended June 30, 2025 and 2024, respectively. Interest expense was $546 for the six months ended June 30, 2025 compared to $261 for the comparable 2024 period. The credit facility commitment fee included in interest expense was $14 and $31 for the six months ended June 30, 2025 and 2024, respectively. The increase in interest expense during the current quarter is primarily due to the new loan agreement entered into with Citizens Bank on March 27, 2025, which carries an interest rate of SOFR rate plus 1.25%, compared to the repaid FHLB loan that had a fixed rate of 1.42%. Additionally, the Company no longer incurs a credit facility commitment fee as of March 27, 2025, since a loan is currently outstanding under the facility.

Income Tax Expense. Our effective tax rate was 21.4% and 21.7% for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate was 21.9% and 21.6% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate in 2025 was higher than the statutory rate primarily due to the effects of stock-based compensation and permanent differences regarding executive compensation.

Net Income. Net income for the three months ended June 30, 2025 was $28,937 compared to net income of $16,636 for the comparable 2024 period. Net income for the six months ended June 30, 2025 was $50,833 compared to $36,714 for the comparable 2024 period.

Non-GAAP Operating Income. Non-GAAP operating income, as defined above, was $21,519 for the three months ended June 30, 2025 compared to $17,272 for the comparable 2024 period. Non-GAAP operating income was $40,515 for the six months ended June 30, 2025 compared to $31,018 for the comparable 2024 period.

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

Net cash provided by operating activities was $35,496 and $4,454 during the six months ended 2025 and 2024, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash used for investing activities was $18,217 and net cash provided by invested activities was $28,821 during the six months ended June 30, 2025 and 2024, respectively. Fixed maturities, equity securities, and other invested assets purchased were $159,014 for the six months ended June 30, 2025 compared to $102,580 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $141,197 during the six months ended June 30, 2025 compared to $136,009 for the comparable prior year period.

Net cash used for financing activities was $26,844 and $26,848 during the six months ended June 30, 2025 and 2024, respectively. Net cash used for financing activities during the six months ended June 30, 2025 consisted of dividend payments to shareholders and debt activity.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts (the “Commissioner”). The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2024, the statutory surplus of Safety Insurance was $758,789, and its statutory net income for 2024 was $43,387. As a result, a maximum of $75,879 is available in 2025 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $682,910 at December 31, 2024. During the six months ended June 30, 2025, Safety Insurance paid dividends to Safety of $25,750.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2025 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 14, 2025	March 3, 2025	March 14, 2025	$0.90	$13,370
May 7, 2025	June 2, 2025	June 13, 2025	$0.90	$13,384

On August 6, 2025, our Board approved and declared an increase in the quarterly cash dividend from $0.90 to $0.92 per share which will be paid on September 15, 2025 to shareholders of record on September 2, 2025. We plan to continue to declare and pay quarterly cash dividends, depending on our financial position and the regularity of our cash flows.

On February 23, 2022, the Board of Directors approved a share repurchase program of up to $50,000 of the Company’s outstanding common shares. As of June 30, 2025, the Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. No share repurchases were made by the Company under the program during the three and six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, the Company had purchased 3,215,690 shares of common stock at a cost of $155,240.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $510,482 to $579,378 as of June 30, 2025. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $550,315 as of June 30, 2025.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2025.

	As of June 30, 2025
Line of Business	Low	Recorded	High
Private passenger automobile	$253,835	$270,205	$279,924
Commercial automobile	102,659	115,251	127,123
Homeowners	96,281	100,905	103,516
All other	57,707	63,954	68,815
Total	$510,482	$550,315	$579,378

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30, 2025.

	As of June 30, 2025
Line of Business	Case	IBNR	Total
Private passenger automobile	$332,785	$(62,588)	$270,197
CAR assumed private passenger auto	1	7	8
Commercial automobile	75,713	5,095	80,808
CAR assumed commercial automobile	20,605	13,838	34,443
Homeowners	109,456	(8,551)	100,905
All other	49,306	14,648	63,954
Total net reserves for losses and LAE	$587,866	$(37,551)	$550,315

At June 30, 2025, our total IBNR reserves for our private passenger automobile line of business was comprised of ($107,338) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $44,750 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves. The IBNR reserves for CAR assumed commercial automobile business are 40.2% of our total reserves for CAR assumed commercial automobile business as of June 30, 2025, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of June 30, 2025.

	As of June 30, 2025
Line of Business	Retained	Assumed	Net
Private passenger automobile	$270,197
CAR assumed private passenger automobile		$8
Net private passenger automobile			$270,205
Commercial automobile	80,808
CAR assumed commercial automobile		34,443
Net commercial automobile			115,251
Homeowners	100,905	—	100,905
All other	63,954	—	63,954
Total net reserves for losses and LAE	$515,864	$34,451	$550,315

Residual Market Loss and Loss Adjustment Expense Reserves

We are a participant in CAR and other various residual markets and assume a portion of losses and LAE on business ceded by the industry participants to the residual markets. We were a participant in FAIR Plan until the recent FAIR Plan Restructuring in 2024. We estimate reserves for assumed losses and LAE that have not yet been reported to us by the residual markets. Our estimations are based upon the same factors we use for our own reserves, plus additional factors due to the nature of and the information we receive.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the six months ended June 30, 2025, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $5,549. Each 1 percentage-point change in the loss and LAE ratio would have had a $4,384 effect on net income, or $0.30 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30, 2025. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(5,404)	$(2,702)	$—
Estimated increase in net income	4,269	2,135	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,702)	—	2,702
Estimated increase (decrease) in net income	2,135	—	(2,135)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,702	5,404
Estimated decrease in net income	—	(2,135)	(4,269)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,616)	(808)	—
Estimated increase in net income	1,277	638	—
No Change in Severity
Estimated (decrease) increase in reserves	(808)	—	808
Estimated increase (decrease) in net income	638	—	(638)
+1 Percent Change in Severity
Estimated increase in reserves	—	808	1,616
Estimated decrease in net income	—	(638)	(1,277)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(2,018)	(1,009)	—
Estimated increase in net income	1,594	797	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,009)	—	1,009
Estimated increase (decrease) in net income	797	—	(797)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,009	2,018
Estimated decrease in net income	—	(797)	(1,594)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,279)	(640)	—
Estimated increase in net income	1,010	505	—
No Change in Severity
Estimated (decrease) increase in reserves	(640)	—	640
Estimated increase (decrease) in net income	505	—	(505)
+1 Percent Change in Severity
Estimated increase in reserves	—	640	1,279
Estimated decrease in net income	—	(505)	(1,010)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2025. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(344)	$344
Estimated increase (decrease) in net income	272	(272)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $23,473 and $30,375 during the six months ended June 30, 2025 and 2024, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2025 and 2024. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

	Six Months Ended June 30,
Accident Year	2025	2024
2015 & prior	$(483)	$(1,122)
2016	(424)	(560)
2017	(222)	(185)
2018	(232)	(1,146)
2019	(1,179)	(1,834)
2020	(1,628)	(1,765)
2021	(1,978)	(2,460)
2022	(2,516)	(2,697)
2023	(7,256)	(8,885)
2024	(7,555)	—
FAIR Plan	-	(9,721)
All prior years	$(23,473)	$(30,375)

The decreases in prior years’ reserves during the six months ended June 30, 2025 and 2024 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2025 decrease is composed of reductions of $3,249 in our private passenger automobile reserves, $3,909 in our commercial automobile reserves, $9,266 in our homeowners reserves, and $7,049 in our other lines reserves. The 2024 decrease is primarily composed of reductions of $3,648 in our private passenger automobile reserves, $2,853 in our commercial automobile reserves, $13,565 in our homeowners reserves which includes $9,721 of FAIR Plan Development, and $10,309 in our other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses June 30, 2025.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2015 & prior	$(283)	$7	$(166)	$(41)	$(483)
2016	(8)	—	(332)	(84)	(424)
2017	55	(101)	77	(253)	(222)
2018	289	36	(44)	(513)	(232)
2019	405	(547)	(89)	(948)	(1,179)
2020	172	(183)	(521)	(1,096)	(1,628)
2021	276	(348)	(379)	(1,527)	(1,978)
2022	491	(527)	(1,563)	(917)	(2,516)
2023	(184)	(806)	(5,624)	(642)	(7,256)
2024	(4,462)	(1,440)	(625)	(1,028)	(7,555)
All prior years	$(3,249)	$(3,909)	$(9,266)	$(7,049)	$(23,473)

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

For further information, see “Results of Operations: Losses and Loss Adjustment Expenses.”

Investment Impairments

We use a systematic methodology to evaluate declines in fair values below cost or amortized cost of our investments. Some of the factors considered in assessing impairment of fixed maturities due to credit losses include the extent to which the fair value is less than amortized cost, the financial condition of and the near and long-term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency, the historical volatility of the fair value of the security and whether it is more likely than not that we will be required to sell the investment prior to an anticipated recovery in value. This methodology ensures that we evaluate available evidence concerning any declines in a disciplined manner.

For fixed maturities that we do not intend to sell or for which it is more likely than not that we would not be required to sell before an anticipated recovery in value, we separate the expected credit loss component of the impairment from the amount related to all other factors. The expected credit loss component is recognized as an allowance for expected credit losses. The allowance is adjusted for any additional credit losses and subsequent recoveries, which are booked in income as either credit loss expense or credit loss benefit, respectively. Upon recognizing a credit loss, the cost basis is not adjusted. The impairment related to all other factors (non-credit factors) is reported in other comprehensive income.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2025
Estimated fair value	$1,237,363	$1,188,337	$1,140,494
Estimated increase (decrease) in fair value	$49,026	$—	$(47,843)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At June 30, 2025, we had $30,000 of debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2025, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

Please see “Item 1—Financial Statements, Note 8, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2024 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares. The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No shares were repurchased during the three and six months ended June 30, 2025.

	Total number	Average	Total number of shares purchased as part of	Maximum number of
	of Shares	price paid	publicly announced	shares that may yet be purchased under the
Period	purchase	per share	plans or programs	plans or programs
April 1-30, 2025	—	—	—	703,971
May 1-31, 2025	—	—	—	703,971
June 1-30, 2025	—	—	—	703,971
Total	—	—	—

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2025, none of the officers (as defined in rule 16a-1(f) of the Securities Exchange Act of 1934) or directors of the Company adopted, terminated or modified any contract, instruction or written plan for the purchase and sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits are contained herein as listed in the Exhibit Index.

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description
11.0	Statement re: Computation of Per Share Earnings (1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (2)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (2)

101.INS	Inline XBRL Instance Document (2)

101.SCH	Inline XBRL Taxonomy Extension Schema (2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (2)

104	The cover page from this Current Report on form 10-Q, formatted in Inline XBRL (2)
(1)	Not included herein as the information is included as part of this Form 10-Q, Item 1 – Financial Statements, Note 3, Earnings per Weighted Average Common Share.
(2)	Included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2025	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer