Form 10-Q
period 2025-09-30
SAFETY INSURANCE GROUP INC
filed 2025-11-07
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ◻  No ☒

As of November 3, 2025 there were 14,894,054 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,285,926 and $1,181,038, allowance for expected credit losses of $966 and $1,198)	$1,256,620	$1,115,218
Short-term investments, at fair value (cost: $0 and $19,970)	—	19,975
Equity securities, at fair value (cost: $209,944 and $201,258)	243,341	221,422
Other invested assets	152,884	156,444
Total investments	1,652,845	1,513,059
Cash and cash equivalents	56,233	58,974
Accounts receivable, net of allowance for expected credit losses of $878 and $918	333,178	306,465
Receivable for securities sold	1,927	568
Accrued investment income	9,434	7,426
Receivable from reinsurers related to paid loss and loss adjustment expenses	30,777	26,386
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	141,895	130,792
Ceded unearned premiums	39,716	41,413
Deferred policy acquisition costs	115,735	105,474
Deferred income taxes	4,828	11,200
Equity and deposits in pools	8,772	3,740
Operating lease right-of-use-assets	12,626	15,733
Goodwill	17,093	17,093
Intangible assets	7,019	7,730
Other assets	17,762	24,037
Total assets	$2,449,840	$2,270,090

Liabilities
Losses and loss adjustment expense reserves	$719,812	$671,669
Unearned premium reserves	675,865	619,916
Accounts payable and accrued liabilities	73,122	77,276
Payable for securities purchased	8,623	6,949
Payable to reinsurers	29,053	19,074
Taxes payable	1,185	1,009
Short-term debt	—	30,000
Long-term debt	30,000	—
Operating lease liabilities	12,626	15,733
Total liabilities	1,550,286	1,441,626

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 18,051,631 and 17,995,584 shares issued	181	180
Additional paid-in capital	234,547	230,864
Accumulated other comprehensive loss, net of taxes	(22,389)	(51,047)
Retained earnings	837,508	798,760
Treasury stock, at cost: 3,157,577 shares	(150,293)	(150,293)
Total shareholders’ equity	899,554	828,464
Total liabilities and shareholders’ equity	$2,449,840	$2,270,090

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net earned premiums	$291,021	$258,657	$845,824	$741,654
Net investment income	15,535	12,210	45,833	40,941
Earnings from partnership investments	2,929	4,345	5,387	8,597
Net realized gains on investments	1,338	1,314	7,732	4,521
Change in net unrealized gains on equity securities	6,310	10,698	13,233	14,880
Credit loss benefit (expense)	487	(158)	232	(337)
Commission income	2,415	1,963	6,795	5,798
Finance and other service income	6,589	6,253	19,361	17,244
Total revenue	326,624	295,282	944,397	833,298

Losses and loss adjustment expenses	204,982	182,489	589,504	523,630
Underwriting, operating and related expenses	83,027	77,868	246,674	224,056
Other expense	1,979	1,896	5,980	5,480
Interest expense	426	124	972	385
Total expenses	290,414	262,377	843,130	753,551

Income before income taxes	36,210	32,905	101,267	79,747
Income tax expense	7,900	7,016	22,124	17,144
Net income	$28,310	$25,889	$79,143	$62,603

Earnings per weighted average common share:
Basic	$1.91	$1.74	$5.35	$4.24
Diluted	$1.91	$1.73	$5.33	$4.24

Cash dividends paid per common share	$0.92	$0.90	$2.72	$2.70

Number of shares used in computing earnings per share:
Basic	14,745,008	14,838,584	14,736,279	14,689,025
Diluted	14,778,416	14,865,211	14,768,558	14,715,494

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$28,310	$25,889	$79,143	$62,603

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period, net of income tax expense (benefit) of $3,063, $7,616, $9,241 and $6,520.	11,522	28,651	34,766	24,533
Reclassification adjustment for net realized gains on investments included in net income, net of income tax benefit of ($281), ($276), ($1,624) and ($950).	(1,057)	(1,038)	(6,108)	(3,572)
Other comprehensive income (loss), net of tax:	10,465	27,613	28,658	20,961

Comprehensive income	$38,775	$53,502	$107,801	$83,564

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Loss,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2023	$179	$226,380	$(53,191)	$781,192	$(150,293)	$804,267
Net income, January 1 to March 31, 2024	—	—	—	20,078	—	20,078
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	(5,435)	—	—	(5,435)
Restricted share awards issued	—	599	—	—	—	599
Recognition of employee share-based compensation, net of deferred federal income taxes	1	841	—	—	—	842
Dividends paid and accrued	—	—	—	(13,280)	—	(13,280)
Balance at March 31, 2024	180	227,820	(58,626)	787,990	(150,293)	807,071
Net income, April 1 to June 30, 2024	—	—	—	16,636	—	16,636
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	(1,217)	—	—	(1,217)
Recognition of employee share-based compensation, net of deferred federal income taxes	—	997	—	—	—	997
Dividends paid and accrued	—	—	—	(13,308)	—	(13,308)
Balance at June 30, 2024	180	228,817	(59,843)	791,318	(150,293)	810,179
Net income, July 1 to September 30, 2024	—	—	—	25,889	—	25,889
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	27,613	—	—	27,613
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,074	—	—	—	1,074
Dividends paid and accrued	—	—	—	(13,314)	—	(13,314)
Balance at September 30, 2024	$180	$229,891	$(32,230)	$803,893	$(150,293)	$851,441

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Loss,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2024	$180	$230,864	$(51,047)	$798,760	$(150,293)	$828,464
Net income, January 1 to March 31, 2025	—	—	—	21,896	—	21,896
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	12,276	—	—	12,276
Restricted share awards issued	—	477	—	—	—	477
Recognition of employee share-based compensation, net of deferred federal income taxes	1	923	—	—	—	924
Dividends paid and accrued	—	—	—	(13,370)	—	(13,370)
Balance at March 31, 2025	181	232,264	(38,771)	807,286	(150,293)	850,667
Net income, April 1 to June 30, 2025	—	—	—	28,937	—	28,937
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	5,917	—	—	5,917
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,127	—	—	—	1,127
Dividends paid and accrued	—	—	—	(13,384)	—	(13,384)
Balance at June 30, 2025	181	233,391	(32,854)	822,839	(150,293)	873,264
Net income, July 1 to September 30, 2025	—	—	—	28,310	—	28,310
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	10,465	—	—	10,465
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,156	—	—	—	1,156
Dividends paid and accrued	—	—	—	(13,641)	—	(13,641)
Balance at September 30, 2025	$181	$234,547	$(22,389)	$837,508	$(150,293)	$899,554

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$79,143	$62,603
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Investment amortization, net	(1,117)	638
Fixed asset depreciation, net	5,400	7,008
Stock based compensation	3,683	3,511
Credit for deferred income taxes	(1,246)	1,741
Net realized gains on investments	(7,732)	(4,521)
Credit loss (benefit) expense	(232)	337
Earnings from partnership investments	1,996	(6,354)
Change in net unrealized gains on equity securities	(13,233)	(14,880)
Changes in assets and liabilities:
Accounts receivable, net	(26,713)	(54,756)
Accrued investment income	(2,008)	(385)
Receivable from reinsurers	(15,494)	(32,724)
Ceded unearned premiums	1,697	(5,336)
Deferred policy acquisition costs	(10,261)	(14,600)
Taxes payable	176	(1,610)
Other assets	(3,046)	9,039
Losses and loss adjustment expense reserves	48,143	41,094
Unearned premium reserves	55,949	93,825
Accounts payable and accrued liabilities	(4,136)	4,995
Payable to reinsurers	9,979	14,355
Other liabilities	—	(25,711)
Net cash provided by operating activities	120,948	78,269

Cash flows from investing activities:
Fixed maturities purchased	(289,008)	(168,094)
Short-term investments purchased	—	(19,729)
Equity securities purchased	(54,194)	(39,719)
Other invested assets purchased	(6,073)	(9,796)
Proceeds from sales and paydowns of fixed maturities	128,523	105,264
Proceeds from maturities, redemptions, and calls of fixed maturities	55,478	45,978
Proceeds from maturities of short-term investments	20,000	—
Proceed from sales of equity securities	54,981	71,574
Proceeds from other invested assets redeemed	7,417	7,068
Acquisition, net of cash received	—	(2,065)
Fixed assets purchased	(400)	(4,211)
Net cash used for investing activities	(83,276)	(13,730)

Cash flows from financing activities:
Proceeds from Citizens loan	30,000	—
Proceeds from FHLB loan	—	15,000
Payments on FHLB loan	(30,000)	(15,000)
Dividends paid to shareholders	(40,413)	(40,093)
Net cash used for financing activities	(40,413)	(40,093)

Net (decrease) increase in cash and cash equivalents	(2,741)	24,446
Cash and cash equivalents at beginning of year	58,974	38,152
Cash and cash equivalents at end of period	$56,233	$62,598

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

The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Safety Northeast Insurance Company, Safety Northeast Insurance Agency, Inc. (“SNIA”), and Safety Management Corporation (“SMC”), which is SNIA’s holding company. All intercompany commission transactions, including commission income and other expense, have been eliminated. Eliminated commission income totaled $304 and $866 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, fiduciary assets held by SNIA were immaterial and less than $160.

The financial information for the three and nine months ended September 30, 2025 and 2024 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2024 is derived from the audited consolidated financial statements included in the Company’s 2024 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. Under the new guidance, costs associated with software developed for internal use will now be capitalized when management authorizes a project and when it is probable the project will be completed and used to perform the function intended, rather than when a project reaches the application development stage under existing guidance. The guidance is effective beginning January 1, 2028, with early adoption permitted, and can be applied prospectively, retrospectively, or on a modified retrospective basis. The Company has not yet determined the transition method or timing for adoption; however the adoption of this guidance is not expected to have a significant impact on the consolidated financial position, results of operations, or cash flows.

3. Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common shares including non-vested performance stock grants.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$28,310	$25,889	$79,143	$62,603
Allocation of income for participating shares	(133)	(111)	(364)	(275)
Net income from continuing operations attributed to common shareholders	$28,177	$25,778	$78,779	$62,328
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,815,205	14,902,079	14,804,318	14,753,224
Less: weighted average participating shares	(70,197)	(63,495)	(68,039)	(64,199)
Basic earnings per share denominator	14,745,008	14,838,584	14,736,279	14,689,025
Common equivalent shares- non-vested performance stock grants	33,408	26,627	32,279	26,469
Diluted earnings per share denominator	14,778,416	14,865,211	14,768,558	14,715,494

Basic earnings per share	$1.91	$1.74	$5.35	$4.24
Diluted earnings per share	$1.91	$1.73	$5.33	$4.24

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$1.91	$1.74	$5.35	$4.24
Dividends declared	(0.92)	(0.90)	(2.72)	(2.70)
Undistributed earnings	$0.99	$0.84	$2.63	$1.54

Net income from continuing operations attributable to common shareholders -Diluted	$1.91	$1.73	$5.33	$4.24
Dividends declared	(0.92)	(0.90)	(2.72)	(2.70)
Undistributed earnings	$0.99	$0.83	$2.61	$1.54

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive shares related to non-vested stock grants for the three and nine months ended September 30, 2025 and 2024, respectively.

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At September 30, 2025, there were 235,663 shares available for future grant.

Accounting and Reporting for Stock-Based Awards

The Company measures and recognizes the cost of employee services received in exchange for an award of equity instruments. Under the provisions of Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

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

The following table summarizes restricted stock activity under the Amended 2018 Plan during the nine months ended September 30, 2025 assuming a target payout for the 2025 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	63,522	$83.60	73,232		$83.53
Granted	41,489	79.61	29,457	(1)	79.58
Vested and unrestricted	(35,312)	84.77	(8,541)		84.98
Forfeited	(410)	81.70	(14,489)		84.99
Outstanding at end of period	69,289	$82.80	79,659		$83.80
(1)	Includes an update of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the Amended 2018 Plan.

As of September 30, 2025, there was $6,698 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years. The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2025 and 2024 was $3,719 and $4,487, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded compensation expense related to restricted stock of $2,910 and $2,774, net of income tax benefits of $773 and $737, respectively, within Underwriting, operating and related expenses on the Consolidated Statements of Operations.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short-term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of September 30, 2025

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,402	$—	$17	$(38)	$2,381
Obligations of states and political subdivisions	39,226	—	469	(1,808)	37,887
Residential mortgage-backed securities (1)	367,722	—	4,166	(17,100)	354,788
Commercial mortgage-backed securities	160,539	—	693	(7,009)	154,223
Other asset-backed securities	67,727	—	329	(1,307)	66,749
Corporate and other securities	648,310	(966)	7,505	(14,257)	640,592
Subtotal, fixed maturity securities	1,285,926	(966)	13,179	(41,519)	1,256,620
Equity securities (2)	209,944	—	41,958	(8,561)	243,341
Other invested assets (4)	152,884	—	—	—	152,884
Totals	$1,648,754	$(966)	$55,137	$(50,080)	$1,652,845

	As of December 31, 2024

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,418	$—	$2	$(77)	$2,343
Obligations of states and political subdivisions	38,581	—	170	(2,585)	36,166
Residential mortgage-backed securities (1)	327,161	—	601	(26,535)	301,227
Commercial mortgage-backed securities	140,124	—	91	(10,840)	129,375
Other asset-backed securities	65,456	—	155	(1,894)	63,717
Corporate and other securities	607,298	(1,198)	2,734	(26,444)	582,390
Subtotal, fixed maturity securities	1,181,038	(1,198)	3,753	(68,375)	1,115,218
Short-term investments	19,970	—	5	—	19,975
Equity securities (2)	201,258	—	29,244	(9,080)	221,422
Other invested assets (4)	156,444	—	—	—	156,444
Totals	$1,558,710	$(1,198)	$33,002	$(77,455)	$1,513,059
(1)	Residential mortgage-backed securities consist primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio includes 706 and 884 securities in an unrealized loss position at September 30, 2025 and December 31, 2024, respectively.
(4)	Other invested assets are generally accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2025
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$27,017	$25,936
Due after one year through five years	331,135	325,991
Due after five years through ten years	308,435	305,469
Due after ten years through twenty years	21,872	21,969
Due after twenty years	1,479	1,495
Asset-backed securities	595,988	575,760
Totals	$1,285,926	$1,256,620

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross realized gains
Fixed maturity securities	$327	$213	$640	$519
Equity securities	3,871	2,855	12,142	9,117
Gross realized losses
Fixed maturity securities	(2,210)	(1,130)	(2,481)	(1,824)
Equity securities	(650)	(624)	(2,569)	(3,291)
Net realized gains on investments	$1,338	$1,314	$7,732	$4,521

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

The following tables as of September 30, 2025 and December 31, 2024 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,465	$38	$1,465	$38
Obligations of states and political subdivisions	522	13	19,249	1,795	19,771	1,808
Residential mortgage-backed securities	30,702	357	155,568	16,743	186,270	17,100
Commercial mortgage-backed securities	9,949	59	112,096	6,950	122,045	7,009
Other asset-backed securities	17,210	26	19,793	1,281	37,003	1,307
Corporate and other securities	85,142	1,922	214,613	12,335	299,755	14,257
Subtotal, fixed maturity securities	143,525	2,377	522,784	39,142	666,309	41,519
Equity securities	30,761	4,756	19,966	3,805	50,727	8,561
Total temporarily impaired securities	$174,286	$7,133	$542,750	$42,947	$717,036	$50,080

	As of December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,742	$77	$1,742	$77
Obligations of states and political subdivisions	13,289	315	19,209	2,270	32,498	2,585
Residential mortgage-backed securities	94,528	2,401	162,260	24,134	256,788	26,535
Commercial mortgage-backed securities	3,050	9	121,152	10,831	124,202	10,840
Other asset-backed securities	11,298	278	22,018	1,616	33,316	1,894
Corporate and other securities	129,953	2,342	287,179	24,102	417,132	26,444
Subtotal, fixed maturity securities	252,118	5,345	613,560	63,030	865,678	68,375
Equity securities	49,268	4,030	21,285	5,050	70,553	9,080
Total temporarily impaired securities	$301,386	$9,375	$634,845	$68,080	$936,231	$77,455

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

As of September 30, 2025 and December 31, 2024, the Company concluded that $966 and $1,198, respectively, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at September 30, 2025 and December 31, 2024 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following table represents a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning of period	$1,453	$1,387	$1,198	$1,208
Credit losses on securities with no previously recorded credit losses	—	510	303	551
Net increases (decreases) in allowance on previously impaired securities	(55)	40	29	192
Reduction due to sales	(432)	(392)	(564)	(406)
Writeoffs charged against allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Ending balance of period	$966	$1,545	$966	$1,545

The Company holds no subprime mortgage debt securities. All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest on fixed maturity securities	$13,694	$10,831	$40,979	$34,933
Dividends on equity securities	1,412	1,487	4,356	4,634
Equity in earnings of other invested assets	1,424	644	3,185	3,701
Interest on other assets	80	86	240	247
Total investment income	16,610	13,048	48,760	43,515
Investment expenses	1,075	838	2,927	2,574
Net investment income	$15,535	$12,210	$45,833	$40,941

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2025. There were no significant changes to the valuation process during the nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At September 30, 2025 and December 31, 2024, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,256,620 and $1,115,218, respectively. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of September 30, 2025
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,381	$—	$2,381	$—
Obligations of states and political subdivisions	37,887	—	37,887	—
Residential mortgage-backed securities	354,788	—	354,788	—
Commercial mortgage-backed securities	154,223	—	154,223	—
Other asset-backed securities	66,749	—	66,749	—
Corporate and other securities	640,592	—	640,592	—
Other invested assets	14,938	—	14,938	—
Equity securities	211,384	210,452	—	932
Total investment securities	$1,482,942	$210,452	$1,271,558	$932

	As of December 31, 2024
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,343	$—	$2,343	$—
Obligations of states and political subdivisions	36,166	—	36,166	—
Residential mortgage-backed securities	301,227	—	301,227	—
Commercial mortgage-backed securities	129,375	—	129,375	—
Other asset-backed securities	63,717	—	63,717	—
Corporate and other securities	582,390	—	582,390	—
Short-term investments	19,975	—	19,975	—
Other invested assets	14,477	—	14,477	—
Equity securities	189,668	187,548	—	2,120
Total investment securities	$1,339,338	$187,548	$1,149,670	$2,120

As of September 30, 2025 and December 31, 2024, there were approximately $31,957 and $31,754, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2025 and 2024.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$932	$2,120	$2,120	$2,086
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	—	—	48	372
Sales	—	—	(1,236)	(338)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$932	$2,120	$932	$2,120
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three and nine months ended September 30, 2025 and 2024. The Company held one Level 3 security at September 30, 2025 and 2024.

As an element of the FAIR Plan Restructuring, in a non-cash transaction, the Company liquidated its net asset position in the FAIR Plan and established an Investment in FAIR Plan Trust. The Company’s Investment in FAIR Plan Trust was adjusted to its current fair value on a quarterly basis based on information from the FAIR Plan, with changes recognized through earnings. As of September 30, 2025 and December 31, 2024, the Company’s Investment in FAIR Plan Trust of $14,938 and $14,477, respectively, was included in other invested assets. The Company recognized $138 and $461, respectively, of income in earnings from partnership investments from its Investment in FAIR Plan Trust during the three and nine months ended September 30, 2025. The Company recognized $0 of income in earnings from partnership investments from its Investment in FAIR Plan Trust during the three and nine months ended September 30, 2024.

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three and nine months ended September 30, 2025 and 2024.

	At and For the		At and For the
	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$333,014	$827	$312,361	$939
Current period change for expected credit losses		838		720
Writeoffs of uncollectable accounts receivable		(787)		(958)
Balance, end of period	$333,178	$878	$311,443	$701

	At and For the		At and For the
	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$306,465	$918	$256,687	$1,053
Current period change for expected credit losses		2,513		2,145
Writeoffs of uncollectable accounts receivable		(2,553)		(2,497)
Balance, end of period	$333,178	$878	$311,443	$701

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represented 96% and 93% of the total reinsurance recoverable on paid and unpaid losses at September 30, 2025 and December 31, 2024, respectively. The remaining 4% and 7%, respectively, of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of September 30, 2025 and December 31, 2024, most of the reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at September 30, 2025 or December 31, 2024.

7.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Nine Months Ended September 30,
	2025	2024
Reserves for losses and LAE at beginning of year	$671,669	$603,081
Less receivable from reinsurers related to unpaid losses and LAE	(130,792)	(112,623)
Net reserves for losses and LAE at beginning of year	540,877	490,458
Incurred losses and LAE, related to:
Current year	622,684	562,568
Prior years	(33,180)	(38,938)
Total incurred losses and LAE	589,504	523,630
Paid losses and LAE related to:
Current year	333,165	310,855
Prior years	219,299	190,654
Total paid losses and LAE	552,464	501,509
Net reserves for losses and LAE at end of period	577,917	512,579
Plus receivable from reinsurers related to unpaid losses and LAE	141,895	131,596
Reserves for losses and LAE at end of period	$719,812	$644,175

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $33,180 and $38,938 for the nine months ended September 30, 2025 and 2024, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities. The decreases in prior years reserves during the nine months ended September 30, 2025 and 2024 are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company’s automobile lines of business reserves decreased for the nine months ended September 30, 2025 and 2024, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

8.  Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $170,000 to investments in limited partnerships. The Company has contributed $150,755 to these commitments as of September 30, 2025. As of September 30, 2025, the remaining committed capital that could be called is $30,424, which includes potential recallable capital distributions.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of September 30, 2025, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

On March 27, 2025, the Company borrowed $30,000 under the Credit Agreement with Citizens Bank, bearing interest at SOFR plus 1.25%. Interest is payable quarterly and the principal is due upon the maturity of the Credit Agreement. Principal may be repaid at any time without penalty. The Company had $30,000 outstanding on its credit facility at September 30, 2025, and no amounts outstanding at December 31, 2024. The credit facility commitment fee included in interest expense was computed at a rate of 0.20% per annum on the $30,000 commitment. Commitment fees were incurred through March 27, 2025, when the Company borrowed under the facility.

Safety Insurance Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows Safety Insurance Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S. Government residential mortgage backed securities. At September 30, 2025, Safety Insurance Company has the ability to borrow $261,292 using eligible invested assets that would be used as collateral.

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

The Company estimates the fair value of the FHLB-Boston and the Citizens Bank Credit Agreement loans (the “Loans”) by discounting cash flows using the interest rate stated in the loan agreements, which is an observable input. As such, the Loans are categorized as Level 2 within the fair value hierarchy. The fair value of the outstanding loan with the FHLB-Boston was $0 and $30,088 at September 30, 2025 and December 31, 2024, respectively. At December 31, 2024, this loan was fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $47,341. The fair value of the loan under the Credit Agreement with Citizens Bank was $32,157 and $0 at September 30, 2025 and December 31, 2024, respectively.

Interest expense on the FHLB-Boston borrowing was $0 and $109 for the three months ended September 30, 2025 and 2024, respectively. Interest expense on the FHLB-Boston borrowing was $89 and $340 for the nine months ended September 30, 2025 and 2024, respectively. Interest expense on the Credit Agreement with Citizens Bank was

$426 and $15 for the three months ended September 30, 2025 and 2024, respectively. Interest expense on the Credit Agreement with Citizens Bank was $883 and $45 for the nine months ended September 30, 2025 and 2024, respectively.

10. Income Taxes

Federal income tax expense for the nine months ended September 30, 2025 and 2024 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service. Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the nine months ended September 30, 2025, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

On July 4, 2025, the “One Big Beautiful Bill Act” (H.R.1) (the “Act”) was signed into law. This wide-ranging budget reconciliation legislation introduces significant changes across multiple areas of federal policy, including taxation, and social programs. Based on the Company’s ongoing monitoring and analysis, the provisions of the Act do not currently have a material impact on the Company’s financial position or results of operations, nor are they expected to have a material impact in future periods.

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

No share purchases were made by the Company under the program during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, the Company had purchased 3,215,690 shares at a cost of $155,240.

12. Leases

The Company has various non-cancelable, long-term operating leases, the largest of which are for office space including the corporate headquarters, VIP claims centers and law offices. Other operating leases consist of auto leases and various office equipment. The Company has no finance leases. Our leases have remaining lease terms of one year to four years, some of which include options to extend the leases for up to five years.

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$904	$993	$2,713	$3,012

Other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,058	$1,145	$3,175	$3,384
Weighted average remaining lease term
Operating leases			3.22 Years	4.14 Years
Weighted average discount rate
Operating leases			2.45%	2.48%

Maturities of lease liabilities were as follows:

Operating Leases
2025	$1,048
2026	3,980
2027	3,973
2028	3,906
Total lease payments	12,907
Less imputed interest	(281)
Total	$12,626

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

The table below shows the amount of direct written premiums written in each state during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
Direct Written Premiums	2025	2024	2025	2024
Massachusetts	$313,922	$301,018	$924,126	$854,780
New Hampshire	15,681	14,226	42,835	38,310
Maine	4,578	2,938	12,019	7,942
Total	$334,181	$318,182	$978,980	$901,032

Recent Trends and Events

Direct and Net Written Premiums. For the three months ended September 30, 2025 direct written premium growth and net written premium growth were 5.0% and 5.7%, respectively, compared to the prior period. The increase in premium is driven by rate increases. For the nine months ended September 30, 2025, average written premium per policy increased 8.7%, 6.2% and 9.8% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2024.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred for the three months ended September 30, 2025 increased by $22,493, or 12.3%, to $204,982 from $182,489 for the comparable 2024 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2025 increased by $65,874, or 12.6%, to $589,504 from $523,630 for the comparable 2024 period. The increase in losses and loss adjustment expenses is primarily driven by increased loss severity as compared to the same periods in the prior year. Our losses and loss adjustment expenses ratio for the three months ended September 30, 2025 decreased to 70.4% from 70.6% for the comparable 2024 period. Our losses and loss adjustment expense ratio for the nine months ended September 30, 2025 decreased to 69.7% from 70.6% for the comparable 2024 period. The decrease in the ratio is due to growth in earned premiums, slightly offset by increased loss severity.

Non-generally accepted accounting principles (“non-GAAP”) operating income, as defined below, was $21,883 for the three months ended September 30, 2025 and $62,397 for the nine months ended September 30, 2025. Non-GAAP operating income was $16,524 for the three months ended September 30, 2024 and $47,542 for the nine months ended September 30, 2024. The increase in non-GAAP operating income for the three and nine months ended September 30, 2025 was primarily the result of an increase in net earned premiums. Non-GAAP operating income was $1.48 per diluted share for the three months ended September 30, 2025, and $4.19 per diluted share, for the nine months ended September 30, 2025, compared to non-GAAP operating income of $1.10 per diluted share for the three months ended September 30, 2024, and $3.21 per diluted share, for the nine months ended September 30, 2024.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts, New Hampshire and Maine in 2025 and 2024.

Line of Business	Effective Date	Rate Change
Maine Homeowners	November 1, 2025	6.6%
New Hampshire Commercial Automobile	November 1, 2025	8.2%
New Hampshire Homeowners	October 1, 2025	3.9%
New Hampshire Private Passenger Automobile	October 1, 2025	5.2%
Maine Private Passenger Automobile	September 1, 2025	9.6%
Massachusetts Homeowners	August 1, 2025	4.2%
Massachusetts Private Passenger Automobile	July 1, 2025	5.1%
Massachusetts Commercial Automobile	May 1, 2025	5.2%
Massachusetts Private Passenger Automobile	January 1, 2025	5.3%
New Hampshire Commercial Automobile	November 1, 2024	9.5%
New Hampshire Private Passenger Automobile	October 1, 2024	4.4%
New Hampshire Homeowners	October 1, 2024	7.4%
Maine Private Passenger Automobile	September 1, 2024	4.4%
Massachusetts Homeowners	August 1, 2024	5.9%
Massachusetts Private Passenger Automobile	July 1, 2024	4.8%
Massachusetts Commercial Automobile	May 1, 2024	6.3%
New Hampshire Private Passenger Automobile	April 1, 2024	3.4%
Massachusetts Private Passenger Automobile	January 1, 2024	3.5%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP ratios:
Loss ratio	70.4%	70.6%	69.7%	70.6%
Expense ratio	28.5	30.1	29.2	30.2
Combined ratio	98.9%	100.7%	98.9%	100.8%

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At September 30, 2025, there were 235,663 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the nine months ended September 30, 2025 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS - Service	February 25, 2025	35,178	$79.67	3 years, 30%-30%-40%
RS - Performance	February 25, 2025	29,105	$79.67	3 years, cliff vesting (3)
RS	February 25, 2025	6,000	$79.67	No vesting period (2)
RS - Service	July 15, 2025	311	$72.31	3 years, 30%-30%-40%
RS - Performance	July 15, 2025	352	$72.31	3 years, cliff vesting (3)
(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement must be met within five years of becoming a director.
(3)	The shares represent performance-based restricted shares award. Vesting of these shares is dependent upon the attainment of pre-established performance objectives, and any difference between shares granted and shares earned at the end of the performance period will be reported at the conclusion of the performance period.

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

At September 30, 2025, we had $160,638 recoverable from CAR, which consisted of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Results of Operations

Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct written premiums	$334,181	$318,182	$978,980	$901,032
Net written premiums	$309,215	$292,612	$903,470	$837,842
Net earned premiums	$291,021	$258,657	$845,824	$741,654
Net investment income	15,535	12,210	45,833	40,941
Earnings from partnership investments	2,929	4,345	5,387	8,597
Net realized gains on investments	1,338	1,314	7,732	4,521
Change in net unrealized gains on equity securities	6,310	10,698	13,233	14,880
Credit loss benefit (expense)	487	(158)	232	(337)
Commission income	2,415	1,963	6,795	5,798
Finance and other service income	6,589	6,253	19,361	17,244
Total revenue	326,624	295,282	944,397	833,298
Losses and loss adjustment expenses	204,982	182,489	589,504	523,630
Underwriting, operating and related expenses	83,027	77,868	246,674	224,056
Other expense	1,979	1,896	5,980	5,480
Interest expense	426	124	972	385
Total expenses	290,414	262,377	843,130	753,551
Income before income taxes	36,210	32,905	101,267	79,747
Income tax expense	7,900	7,016	22,124	17,144
Net income	$28,310	$25,889	$79,143	$62,603
Earnings per weighted average common share:
Basic	$1.91	$1.74	$5.35	$4.24
Diluted	$1.91	$1.73	$5.33	$4.24
Cash dividends paid per common share	$0.92	$0.90	$2.72	$2.70

Reconciliation of Net Income to Non-GAAP Operating Income

Net income	$28,310	$25,889	$79,143	$62,603
Exclusions from net income:
Net realized gains on investments	(1,338)	(1,314)	(7,732)	(4,521)
Change in net unrealized gains on equity securities	(6,310)	(10,698)	(13,233)	(14,880)
Credit loss (benefit) expense	(487)	158	(232)	337
Income tax expense	1,708	2,489	4,451	4,003
Non-GAAP Operating income	$21,883	$16,524	$62,397	$47,542

Net income per diluted share	$1.91	$1.73	$5.33	$4.24
Exclusions from net income:
Net realized gains on investments	(0.09)	(0.09)	(0.52)	(0.31)
Change in net unrealized gains on equity securities	(0.43)	(0.72)	(0.90)	(1.01)
Credit loss (benefit) expense	(0.03)	0.01	(0.02)	0.02
Income tax expense	0.12	0.17	0.30	0.27
Non-GAAP Operating income per diluted share	$1.48	$1.10	$4.19	$3.21

Direct Written Premiums. Direct written premiums for the three months ended September 30, 2025 increased by $15,999, or 5.0%, to $334,181 from $318,182 for the comparable 2024 period. Direct written premiums for the nine months ended September 30, 2025 increased by $77,948, or 8.7%, to $978,980 from $901,032 for the comparable 2024 period. The increases in direct written premiums and net written premiums are a result of rate increases. For the nine months ended September 30, 2025, average written premium per policy increased 8.7%, 6.2% and 9.8% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2024.

Net Written Premiums. Net written premiums for the three months ended September 30, 2025 increased by $16,603, or 5.7%, to $309,215 from $292,612 for the comparable 2024 period. Net written premiums for the nine months ended September 30, 2025 increased by $65,628, or 7.8%, to $903,470 from $837,842 for the comparable 2024 period. The increases were primarily due to the factors that increased direct written premiums.

Net Earned Premiums. Net earned premiums for the three months ended September 30, 2025 increased by $32,364, or 12.5%, to $291,021 from $258,657 for the comparable 2024 period. Net earned premiums for the nine months ended September 30, 2025 increased by $104,170, or 14.0%, to $845,824 from $741,654 for the comparable 2024 period. The increases were primarily due to prior year growth in policy counts and rate increases earning into top-line results.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Written Premiums
Direct	$334,181	$318,182	$978,980	$901,032
Assumed	5,873	5,122	18,353	22,885
Ceded	(30,839)	(30,692)	(93,863)	(86,075)
Net written premiums	$309,215	$292,612	$903,470	$837,842

Earned Premiums
Direct	$318,209	$282,916	$923,929	$800,708
Assumed	5,444	4,719	17,455	21,684
Ceded	(32,632)	(28,978)	(95,560)	(80,738)
Net earned premiums	$291,021	$258,657	$845,824	$741,654

Net Investment Income. Net investment income for the three months ended September 30, 2025 increased $3,325, or 27.2%, to $15,535 from $12,210 for the comparable 2024 period. Net investment income for the nine months ended September 30, 2025 increased by $4,892, or 11.9%, to $45,833 from $40,941 for the comparable 2024 period. The increase for the three and nine months ended September 30, 2025, compared to the same periods in 2024, is primarily due to higher earned interest from our bond portfolio, resulting from additional bond purchases made during 2025. Net effective annualized yield on the investment portfolio was 4.0% for the three months September 30, 2025 compared to 3.4% for the comparable 2024 period. Net effective annualized yield on the investment portfolio was 4.0% for the nine months ended September 30, 2025 compared to 3.9% for the comparable 2024 period. The investment portfolio’s duration on fixed maturities was 3.8 years at September 30, 2025 compared to 3.5 years at December 31, 2024.

Earnings from Partnership Investments. Earnings from partnership investments were $2,929 for the three months ended September 30, 2025 compared to $4,345 for the comparable 2024 period. Earnings from partnership investments were $5,387 for the nine months ended September 30, 2025 compared to $8,597 for the comparable 2024 period. The year-over-year decline reflects lower investment appreciation and the impact of timing differences between valuation changes and the recognition of realized gains. Cash distributions received from partnerships may not correspond to earnings recognized in the same period, as gains are typically recognized over time based on changes in fair value. The timing and magnitude of these returns can vary depending on the performance and transactional activity of the underlying partnerships.

Net Realized Gains on Investments. Net realized gains on investments were $1,338 for the three months ended September 30, 2025 compared to $1,314 for the comparable 2024 period. Net realized gains on investments was $7,732 for the nine months ended September 30, 2025 compared to $4,521 for the comparable 2024 period. The increase in net realized gains during the nine-month period reflects the sale of equity securities in a gain position during the first quarter of 2025.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of September 30, 2025

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,402	$—	$17	$(38)	$2,381
Obligations of states and political subdivisions	39,226	—	469	(1,808)	37,887
Residential mortgage-backed securities (1)	367,722	—	4,166	(17,100)	354,788
Commercial mortgage-backed securities	160,539	—	693	(7,009)	154,223
Other asset-backed securities	67,727	—	329	(1,307)	66,749
Corporate and other securities	648,310	(966)	7,505	(14,257)	640,592
Subtotal, fixed maturity securities	1,285,926	(966)	13,179	(41,519)	1,256,620
Equity securities (2)	209,944	—	41,958	(8,561)	243,341
Other invested assets (4)	152,884	—	—	—	152,884
Totals	$1,648,754	$(966)	$55,137	$(50,080)	$1,652,845
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

(3)Our investment portfolio includes 706 securities in an unrealized loss position at September 30, 2025.
(4)Other invested assets are generally accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio as defined by Nationally Recognized Statistical Rating Organizations was as follows:

	As of September 30, 2025
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$354,788	28.2%
Aaa/Aa	247,499	19.7
A	248,265	19.8
Baa	209,242	16.7
Ba	59,382	4.7
B	97,674	7.8
Caa/Ca	5,604	0.4
Not rated	34,166	2.7
Total	$1,256,620	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

As of September 30, 2025, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2025.

	As of September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,465	$38	$1,465	$38
Obligations of states and political subdivisions	522	13	19,249	1,795	19,771	1,808
Residential mortgage-backed securities	30,702	357	155,568	16,743	186,270	17,100
Commercial mortgage-backed securities	9,949	59	112,096	6,950	122,045	7,009
Other asset-backed securities	17,210	26	19,793	1,281	37,003	1,307
Corporate and other securities	85,142	2,010	214,613	12,335	299,755	14,345
Subtotal, fixed maturity securities	143,525	2,465	522,784	39,142	666,309	41,607
Equity securities	30,761	4,756	19,966	3,805	50,727	8,561
Total temporarily impaired securities	$174,286	$7,221	$542,750	$42,947	$717,036	$50,168

As of September 30, 2025 and December 31, 2024, the Company concluded that $966 and $1,198, respectively, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at September 30, 2025 and December 31, 2024 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Commission Income: Commission income includes revenues from new and renewal commissions paid by insurance carriers, which we recognize when earned. Commission income was $2,415 and $1,963 for the three months ended September 30, 2025 and 2024, respectively. Commission income was $6,795 and $5,798 for the nine months ended September 30, 2025 and 2024, respectively. The year-over-year change is driven by policy count growth and increased premium rates across the property and casualty insurance market.

Finance and Other Service Income. Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended September 30, 2025 increased by $336, or 5.4%, to $6,589 from $6,253 for the comparable 2024 period. Finance and other service income for the nine months ended September 30, 2025, increased by $2,117, or 12.3%, to $19,361 from $17,244 for the comparable 2024 period. The increase is primarily driven by the increase in policy counts and changes to our fee assessment policies.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred for the three months ended September 30, 2025 increased by $22,493, or 12.3%, to $204,982 from $182,489 for the comparable 2024 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2025 increased by $65,874, or 12.6%, to $589,504 from $523,630 for the comparable 2024 period.

Our GAAP loss ratio for the three months ended September 30, 2025 decreased to 70.4% from 70.6% for the comparable 2024 period. Our GAAP loss ratio for the nine months ended September 30, 2025 decreased to 69.7% from 70.6% for the comparable 2024 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended September 30, 2025 was 63.1% compared to 62.7% for the comparable 2024 period. Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2025 was 61.8% compared to 61.8% for the comparable 2024 period. Total prior year favorable development included in the pre-tax results for the three months ended September 30, 2025 was $9,707 compared to $8,563 for the comparable 2024 period. Total prior year favorable development included in the pre-tax results for the nine months ended September 30, 2025 was $33,180 compared to $38,938 for the comparable 2024 period. The decrease in favorable prior year development in 2025 is primarily attributable to the inclusion of $8,644 of FAIR Plan development in the prior year.

Underwriting, Operating and Related Expenses. Underwriting, operating and related expenses for the three months ended September 30, 2025 increased by $5,159, or 6.6%, to $83,027 from $77,868 for the comparable 2024 period. Underwriting, operating and related expenses for the nine months ended September 30, 2025 increased by $22,618, or 10.1%, to $246,674 from $224,056 for the comparable 2024 period. The increase in the three and nine months ended September 30, 2025 is driven by an increase in base commissions resulting from the increase in written premiums. Our GAAP expense ratio for the three months ended September 30, 2025 decreased to 28.5% from 30.1% for the comparable 2024 period. Our GAAP expense ratio for the nine months ended September 30, 2025 decreased to 29.2% from 30.2% for the comparable 2024 period due to higher earned premium.

Interest Expense. Interest expense was $426 and $124 for the three months ended September 30, 2025 and 2024, respectively. Interest expense was $972 for the nine months ended September 30, 2025 compared to $385 for the comparable 2024 period. The credit facility commitment fee included in interest expense was $14 and $45 for the nine months ended September 30, 2025 and 2024, respectively. The increase in interest expense during the current quarter is primarily due to the new loan agreement entered into with Citizens Bank on March 27, 2025, which carries an interest rate of SOFR rate plus 1.25%, compared to the repaid FHLB loan that had a fixed rate of 1.42%. Additionally, the Company no longer incurs a credit facility commitment fee as of March 27, 2025, since a loan is currently outstanding under the facility.

Income Tax Expense. Our effective tax rate was 21.8% and 21.3% for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate was 21.8% and 21.5% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate in 2025 was higher than the statutory rate primarily due to the effects of stock-based compensation and permanent differences regarding executive compensation.

Net Income. Net income for the three months ended September 30, 2025 was $28,310 compared to net income of $25,889 for the comparable 2024 period. Net income for the nine months ended September 30, 2025 was $79,143 compared to $62,603 for the comparable 2024 period.

Non-GAAP Operating Income. Non-GAAP operating income, as defined above, was $21,883 for the three months ended September 30, 2025 compared to $16,524 for the comparable 2024 period. Non-GAAP operating income was $62,397 for the nine months ended September 30, 2025 compared to $47,542 for the comparable 2024 period.

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

Net cash provided by operating activities was $120,948 and $78,269 during the nine months ended 2025 and 2024, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash used for investing activities was $83,276 and $13,730 during the nine months ended September 30, 2025 and 2024, respectively. Fixed maturities, equity securities, and other invested assets purchased were $349,275 for the nine months ended September 30, 2025 compared to $237,338 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $266,399 during the nine months ended September 30, 2025 compared to $229,884 for the comparable prior year period.

Net cash used for financing activities was $40,413 and $40,093 during the nine months ended September 30, 2025 and 2024, respectively. Net cash used for financing activities during the nine months ended September 30, 2025 consisted of dividend payments to shareholders and debt activity.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts (the “Commissioner”). The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2024, the statutory surplus of Safety Insurance was $758,789, and its statutory net income for 2024 was $43,387. As a result, a maximum of $75,879 is available in 2025 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $682,910 at December 31, 2024. During the nine months ended September 30, 2025, Safety Insurance paid dividends to Safety of $38,859.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2025 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 14, 2025	March 3, 2025	March 14, 2025	$0.90	$13,370
May 7, 2025	June 2, 2025	June 13, 2025	$0.90	$13,384
August 6, 2025	September 2, 2025	September 15, 2025	$0.92	$13,641

On August 6, 2025, our Board approved and declared an increase in the quarterly cash dividend from $0.90 to $0.92 per share. We plan to continue to declare and pay quarterly cash dividends, depending on our financial position and the regularity of our cash flows.

On February 23, 2022, the Board of Directors approved a share repurchase program of up to $50,000 of the Company’s outstanding common shares. As of September 30, 2025, the Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. No share repurchases were made by the Company under the program during the three and nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, the Company had purchased 3,215,690 shares of common stock at a cost of $155,240.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $537,736 to $603,892 as of September 30, 2025. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $577,917 as of September 30, 2025.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2025.

	As of September 30, 2025
Line of Business	Low	Recorded	High
Private passenger automobile	$268,176	$287,051	$295,506
Commercial automobile	107,994	119,554	130,806
Homeowners	103,154	106,699	108,124
All other	58,412	64,613	69,456
Total	$537,736	$577,917	$603,892

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30, 2025.

	As of September 30, 2025
Line of Business	Case	IBNR	Total
Private passenger automobile	$346,392	$(59,349)	$287,043
CAR assumed private passenger auto	1	7	8
Commercial automobile	80,728	5,549	86,277
CAR assumed commercial automobile	19,166	14,111	33,277
Homeowners	116,864	(10,165)	106,699
All other	48,926	15,687	64,613
Total net reserves for losses and LAE	$612,077	$(34,160)	$577,917

At September 30, 2025, our total IBNR reserves for our private passenger automobile line of business was comprised of ($102,934) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $43,585 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves. The IBNR reserves for CAR assumed commercial automobile business are 42.4% of our total reserves for CAR assumed commercial automobile business as of September 30, 2025, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30, 2025.

	As of September 30, 2025
Line of Business	Retained	Assumed	Net
Private passenger automobile	$287,043
CAR assumed private passenger automobile		$8
Net private passenger automobile			$287,051
Commercial automobile	86,277
CAR assumed commercial automobile		33,277
Net commercial automobile			119,554
Homeowners	106,699	—	106,699
All other	64,613	—	64,613
Total net reserves for losses and LAE	$544,632	$33,285	$577,917

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the nine months ended September 30, 2025, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $8,459. Each 1 percentage-point change in the loss and LAE ratio would have had a $6,683 effect on net income, or $0.45 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2025. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(5,741)	$(2,870)	$—
Estimated increase in net income	4,535	2,268	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,870)	—	2,870
Estimated increase (decrease) in net income	2,268	—	(2,268)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,870	5,741
Estimated decrease in net income	—	(2,268)	(4,535)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,726)	(863)	—
Estimated increase in net income	1,363	682	—
No Change in Severity
Estimated (decrease) increase in reserves	(863)	—	863
Estimated increase (decrease) in net income	682	—	(682)
+1 Percent Change in Severity
Estimated increase in reserves	—	863	1,726
Estimated decrease in net income	—	(682)	(1,363)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(2,134)	(1,067)	—
Estimated increase in net income	1,686	843	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,067)	—	1,067
Estimated increase (decrease) in net income	843	—	(843)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,067	2,134
Estimated decrease in net income	—	(843)	(1,686)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,292)	(646)	—
Estimated increase in net income	1,021	510	—
No Change in Severity
Estimated (decrease) increase in reserves	(646)	—	646
Estimated increase (decrease) in net income	510	—	(510)
+1 Percent Change in Severity
Estimated increase in reserves	—	646	1,292
Estimated decrease in net income	—	(510)	(1,021)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2025. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(333)	$333
Estimated increase (decrease) in net income	263	(263)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $33,180 and $38,938 during the nine months ended September 30, 2025 and 2024, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2025 and 2024. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended September 30,
Accident Year	2025	2024
2015 & prior	$(574)	$(3,512)
2016	(458)	(997)
2017	(388)	(931)
2018	(543)	(1,966)
2019	(1,529)	(3,204)
2020	(2,325)	(2,572)
2021	(2,155)	(4,217)
2022	(616)	(5,277)
2023	(9,025)	(16,262)
2024	(15,567)	—
All prior years	$(33,180)	$(38,938)

The decreases in prior years’ reserves during the nine months ended September 30, 2025 and 2024 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2025 decrease is composed of reductions of $5,209 in our private passenger automobile reserves, $5,910 in our commercial automobile reserves, $12,383 in our homeowners reserves, and $9,678 in our other lines reserves. The 2024 decrease is primarily composed of reductions of $5,256 in our private passenger automobile reserves, $4,937 in our commercial automobile reserves, $14,681 in our homeowners reserves which includes $8,644 of FAIR Plan Development, and $14,064 in our other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses September 30, 2025.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2015 & prior	$(371)	$7	$(166)	$(44)	$(574)
2016	(9)	(1)	(332)	(116)	(458)
2017	55	(205)	77	(315)	(388)
2018	287	(9)	(204)	(617)	(543)
2019	404	(622)	(123)	(1,188)	(1,529)
2020	178	(254)	(781)	(1,468)	(2,325)
2021	280	(412)	(440)	(1,583)	(2,155)
2022	3,434	(698)	(1,954)	(1,398)	(616)
2023	(209)	(1,036)	(6,557)	(1,223)	(9,025)
2024	(9,258)	(2,680)	(1,903)	(1,726)	(15,567)
All prior years	$(5,209)	$(5,910)	$(12,383)	$(9,678)	$(33,180)

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2025
Estimated fair value	$1,310,165	$1,256,620	$1,203,514
Estimated increase (decrease) in fair value	$53,545	$—	$(53,106)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At September 30, 2025, we had $30,000 of debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2025, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares. The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No shares were repurchased during the three and nine months ended September 30, 2025.

	Total number	Average	Total number of shares purchased as part of	Maximum number of
	of Shares	price paid	publicly announced	shares that may yet be purchased under the
Period	purchase	per share	plans or programs	plans or programs
July 1-31, 2025	—	—	—	703,971
August 1-31, 2025	—	—	—	703,971
September 1-30, 2025	—	—	—	703,971
Total	—	—	—

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On September 29, 2025, George Murphy, the Company’s President and Chief Executive Officer, entered into a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Murphy’s 10b5-1 Plan provides for the potential sale of up to 5,273 shares of the Company’s common stock between February 22, 2026 and September 25, 2026. The potential sale is related to the expected share vesting in February 2026 and related to sell-to-cover transaction.

On September 24, 2025, Christopher Whitford, the Company’s Vice President, Chief Financial Officer, and Treasurer, entered into a 10b5-1 Plan. Mr. Whitford’s 10b5-1 Plan provides for the potential sale of up to 2,198 shares of the Company’s common stock between February 22, 2026 and September 25, 2026. The potential sale is related to the expected share vesting in February 2026 and related to sell-to-cover transaction.

On September 25, 2025, Stephen Varga, the Company’s Vice President of Management Information Systems, entered into a 10b5-1 Plan. Mr. Varga’s 10b5-1 Plan provides for the potential sale of up to 3,217 shares of the Company’s common stock between February 22, 2026 and September 25, 2026. The potential sale is related to the expected share vesting in February 2026 and related to sell-to-cover transaction.

On September 25, 2025, Glenn Hiltpold, the Company’s Vice President of Actuarial Services, entered into a 10b5-1 Plan. Mr. Hiltpold’s 10b5-1 Plan provides for the potential sale of up to 1,295 shares of the Company’s common stock between February 22, 2026 and September 25, 2026. The potential sale is related to the expected share vesting in February 2026 and related to sell-to-cover transaction.

On September 25, 2025, Brian Lam, the Company’s Vice President of Insurance Operations, entered into a 10b5-1 Plan. Mr. Lam’s 10b5-1 Plan provides for the potential sale of up to 575 shares of the Company’s common stock between February 22, 2026 and September 25, 2026. The potential sale is related to the expected share vesting in February 2026 and related to sell-to-cover transaction.

On September 25, 2025, Mary McConnell, the Company’s Vice President of Underwriting, entered into a 10b5-1 Plan. Ms. McConnell’s 10b5-1 Plan provides for the potential sale of up to 556 shares of the Company’s common stock between February 22, 2026 and September 25, 2026. The potential sale is related to the expected share vesting in February 2026 and related to sell-to-cover transaction.

On September 29, 2025, John Drago, the Company’s Vice President of Marketing, entered into a 10b5-1 Plan. Mr. Drago’s 10b5-1 Plan provides for the potential sale of up to 1,757 shares of the Company’s common stock between February 22, 2026 and September 25, 2026. The potential sale is related to the expected share vesting in February 2026 and related to sell-to-cover transaction.

On September 29, 2025, Paul Narciso, the Company’s Vice President of Claims, entered into a 10b5-1 Plan. Mr. Narciso’s 10b5-1 Plan provides for the potential sale of up to 1,994 shares of the Company’s common stock between February 22, 2026 and September 25, 2026. The potential sale is related to the expected share vesting in February 2026 and related to sell-to-cover transaction.

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

November 7, 2025	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer