Form 10-K
period 2025-12-31
SAFETY INSURANCE GROUP INC
filed 2026-02-27
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the registrant’s voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2025, was approximately $1,158,391,399.

As of February 13, 2026 there were 14,631,684 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders, which Safety Insurance Group, Inc. (“Safety”, the “Company”, “we”, “our”, “us”) intends to file within 120 days after its December 31, 2025 year-end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

PART I.

ITEM 1.    BUSINESS

General

We are a leading provider of private passenger automobile, commercial automobile, and homeowners insurance in Massachusetts. In addition to these coverages, we offer a portfolio of other insurance products, including dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity"), Safety Property and Casualty Insurance Company ("Safety P&C"), and Safety Northeast Insurance Company (“Safety Northeast”) (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 797 in 1,063 locations throughout these three states during 2025. We have used these relationships and, in particular, our extensive knowledge of the Massachusetts market to become the fourth largest private passenger automobile carrier and the largest commercial automobile carrier in Massachusetts, capturing an approximate 9.4% and 13.0% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2025 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR"). We also are the third largest homeowners insurance carrier in Massachusetts with a 7.0% share of that market in 2024. We were ranked the 52nd largest automobile writer in the country according to S&P Global Market Intelligence, based on 2024 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016. The table below shows the amount of direct written premiums written in each state during the year ended December 31, 2025, 2024, and 2023.

	Years Ended December 31,
Direct Written Premiums	2025	2024	2023
Massachusetts	$1,204,809	$1,130,254	$941,721
New Hampshire	57,666	52,095	42,762
Maine	16,130	10,708	6,741
Total	$1,278,605	$1,193,057	$991,224

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

Our Competitive Strengths

We Have Strong Relationships with Independent Agents. In 2025, independent agents accounted for approximately 68.8% of the Massachusetts personal lines insurance market measured by direct written premiums as compared to approximately 39.0% nationwide, based on data made available by Independent Insurance Agents and Brokers of America, Inc. and CAR. For that reason, our strategy is centered around, and we sell exclusively through, a network of independent agents. In order to support our independent agents and enhance our relationships with them, we:

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

We Have a History of Profitable Operations.  In 44 out of 45 years since our inception in 1979, we have been profitable. We have achieved our profitability, among other things, by:

●	operating as the fourth largest private passenger auto premium insurance carrier, the largest commercial auto insurance carrier, and third largest homeowner insurance carrier in Massachusetts.
●	maintaining a combined ratio that is typically below industry averages (refer to Insurance Ratios under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion on insurance ratios);
●	taking advantage of the institutional knowledge our management has amassed during its long tenure in the industry;
●	introducing new lines and forms of insurance products;
●	investing in technology to provide our agents with state-of-the-art tools that make the ease and convenience of doing business with us second to none; and
●	maintaining a high-quality investment portfolio.

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

We Have an Experienced, Committed and Knowledgeable Management Team. Our senior management team has an average of over 27 years of experience with Safety and a demonstrated ability to operate successfully within the property and casualty market.

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

	Years Ended December 31,
Direct Written Premiums	2025		2024		2023
Private passenger automobile	$701,420	54.9%	$664,178	55.8%	$543,167	54.7%
Commercial automobile	194,136	15.2	181,677	15.2	157,101	15.9
Homeowners	322,197	25.2	290,386	24.3	242,346	24.5
Business owners	32,514	2.5	31,072	2.6	26,583	2.7
Personal umbrella	11,564	0.9	10,787	0.9	9,385	1.0
Dwelling fire	15,006	1.2	13,408	1.1	11,305	1.1
Commercial umbrella	1,768	0.1	1,549	0.1	1,337	0.1
Total	$1,278,605	100.0%	$1,193,057	100.0%	$991,224	100.0%

Our product lines are as follows:

Private Passenger Automobile (54.9% of 2025 direct written premiums).  Private passenger automobile insurance is our primary product. These policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils.

Commercial Automobile (15.2% of 2025 direct written premiums).  Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers (excluding long-haul trucking), and insure individual vehicles as well as commercial fleets.

Homeowners (25.2% of 2025 direct written premiums).  We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments.

Business Owner Policies (2.5% of 2025 direct written premiums).  We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

Personal Umbrella (0.9% of 2025 direct written premiums). We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients. We write policies at standard rates with limits of $1,000 to $5,000.

Dwelling Fire (1.2% of 2025 direct written premiums).  We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences. We write all forms of dwelling fire coverage at standard rates.

Commercial Umbrella (0.1% of 2025 direct written premiums).  We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

Watercraft (included in our Homeowners direct written premiums). We offer watercraft coverage for small and medium sized pleasure craft with maximum lengths of 32 feet, valued at less than $75 and maximum speed of 39 knots. We write this coverage as an endorsement to our homeowners policies.

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

Distribution

We distribute our products exclusively through independent agents, unlike some of our competitors who use multiple distribution channels. We believe this gives us a competitive advantage with the agents. With the exception of personal automobile business assigned to us by the Massachusetts Automobile Insurance Plan (“MAIP”) or written through CAR’s commercial automobile Servicing Carrier program, we do not accept business from insurance brokers. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority. We reserve the ability to cancel any coverage bound, in accordance with applicable law. In total, our independent agents numbered 797 and had 1,063 offices (some agencies have more than one office) and approximately 10,853 customer service representatives during 2025.

Voluntary Agents.  In 2025, we obtained approximately 96.3% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of December 31, 2025, we had agreements with 709 voluntary agents. Our voluntary agents are located in all regions of Massachusetts, New Hampshire and Maine.

We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 65.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the prior year performance of our agents. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by direct written premiums. No individual agency generated more than 10.0% of our direct written premiums in 2025.

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

CAR runs a reinsurance pool for ceded commercial automobile policies through the Commercial Automobile Program (the “Commercial Automobile Program”).  CAR has appointed Safety and three other servicing carriers to process ceded commercial automobile insurance. Safety was reappointed for this program for an additional five-year term effective January 1, 2027. Historically, CAR ran a separate reinsurance pool for Taxi, Limousine and Car Service risks; however, beginning with the January 1, 2022 policy year, this pool was combined into the Commercial Automobile Program. Approximately $246,000 of ceded premium is spread equitably among the four servicing carriers. Subject to the review of the Massachusetts Commissioner of Insurance (“the Commissioner”), CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level. This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

We are assigned independent agents by CAR who can submit commercial business to us in the Commercial Automobile Program, and we classify those agents as Exclusive Representative Producers (“ERPs”).

The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	Years Ended December 31,
	2025		2024		2023
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	482,454	(2.2)%	493,164	10.7%	445,336	14.9%
MAIP	5,464	(1.3)	5,537	298.9	1,388	(35.1)
Total private passenger automobile	487,918	(2.2)	498,701	11.6	446,724	14.7
Commercial automobile:
Voluntary agents	76,526	4.2	73,464	5.8	69,451	4.9
ERPs	3,628	(19.1)	4,482	6.0	4,229	14.3
Total commercial automobile	80,154	2.8	77,946	5.8	73,680	5.4
Other:
Homeowners	182,766	(0.1)	182,954	7.6	170,047	11.2
Business owners	7,918	(3.7)	8,220	(3.9)	8,557	(0.8)
Personal umbrella	24,586	0.9	24,361	8.5	22,462	6.5
Dwelling fire	6,752	1.8	6,634	7.2	6,188	8.3
Commercial umbrella	723	0.3	721	-	721	9.6
Total other	222,745	(0.1)	222,890	7.2	207,975	10.1
Total	790,817	(1.1)	799,537	9.8	728,379	12.3

Total voluntary agents	781,725	(1.0)	789,518	9.2	722,762	12.5

In 2025, 60.9% of the private passenger automobile exposures we insure had an other than private passenger policy with us, compared to 61.3% and 64.5% in 2024 and 2023, respectively. In addition, 81.2% of our homeowners’ policyholders had a matching automobile policy with us in 2025 compared to 82.2% in 2024 and 83.0% in 2023.

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

Cybersecurity. We continuously evolve our cybersecurity strategy to protect Safety's computer assets from a cybersecurity attack. Safety’s cybersecurity committee monitors the landscape for emerging threats, evaluates the latest preventative tools and methods, and recommends ways to increase enterprise security. An employee education program provides ongoing training to Safety's employees, including phishing tests and remediation training. Annual Tabletop exercises allow us to simulate cyber events to continuously improve our incidence response plans while ongoing security assessments and continuous penetration testing strengthen our control environments and network defenses.

Innovation Lab. Since 2018, we have had an Innovation Lab to foster a culture of innovative thinking, monitor the InsureTech landscape, and provide Safety, our independent agents, and policyholders with the tools and processes necessary to continuously improve the customer experience and remain competitive in both the current and future insurance marketplace.

Artificial Intelligence (“AI”). We have taken meaningful steps toward AI maturity through enterprise GenAI policies, early automation initiatives, vendor governance frameworks, AI‑enabled RPA programs, experimentation with leading technology tools, document extraction, and workflow automation. During 2025, we continued to refine and train Large Language Models and built a virtual assistant that enables natural language inquiries, which has been introduced internally with plans for agent rollout in 2026. The AI team also partnered with the claims department in 2025 to pilot and fully implement a GenAI application that extracts data from PDF documents and uses robotics to enter the extracted data into core systems. The team is currently working with the claims department to introduce a Virtual AI Voice Assistant to handle simple inquiries, improving operational efficiency while increasing caller satisfaction; this capability is expected to launch in the first half of 2026, with additional opportunities across the service center and customer service to follow. Work is also underway to AI‑enable Safety’s most‑used application, which supports internal teams, agents, and consumers, while core systems modernization efforts continue to position Safety to take advantage of emerging agentic AI capabilities.

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

Billing. A vendor supplied billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. This billing system also allows for policyholder automatic payments (AutoPay) as well as electronic bill (eBill). We believe the sophistication of our direct bill system helps us to limit our bad debt expense. Our bad debt expense as a percentage of direct written premiums was 0.3% in 2025 and 2024, respectively.

External Applications

Our agent technology offerings are centralized within our agency portal and feature PowerDesk, Safety Express and Safety Commercial Express. PowerDesk is a web-based application that allows for billing inquiry, agent payments on behalf of their policyholders, policy inquiry and claims inquiry. Safety Express and Safety Commercial Express provide agents with new business and endorsement entry, real-time policy issuance for personal lines, immediate printing of declarations pages in agents' offices, policy downloads to most major agency management systems and data imports from Boston Software's SinglePoint, Vertafore's PL Rater, EZLynx and TurboRater. In addition, we provide our agents with commission and claims download for all lines of business, Transformation Station and Transact Now Inquires, e-Claims online claims reporting, e-View daily transaction reports, and iDocs online electronic document file cabinet.

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

Claims

An essential aspect of our approach to claims management is the prompt investigation and settlement of claims. We have observed that faster settlements lead to lower claim costs and enhanced customer service. To expedite claim handling, we provide several options for reporting the initial notice of loss. Policyholders can report claims through their agent, via web or mobile applications, or by calling Safety directly 24 hours a day, 365 days a year. Quick notice of loss allows our claims staff to promptly contact insured parties, third-party claimants, and witnesses, facilitating swift and accurate investigations.

Our claims staff utilizes industry leading modern claims software equipped with efficient workplan management tools. These tools assist adjusters in handling claims rapidly while maintaining the highest standards of customer service.

Our claims department is organized into specialized groups, which enhance our ability to respond quickly to claims and manage loss costs on physical damage and injury claims. Field adjusting resources, including independent appraisers and adjusters, are allocated to respond promptly to claims with large potential exposures. A dedicated group is assigned to litigation claims and “other than auto” liability claims in order to focus on controlling costs and mitigate expenses. Where appropriate, alternative dispute resolution forums are utilized to protect the interests of our insured while mitigating potential claim exposures.

Our auto physical damage claims units are responsible for handling claims in private passenger and commercial automobile lines. Automation has streamlined this function, and established policies and procedures ensure proactive management of new claims. This includes verifying coverage, appraising damages, and issuing payments efficiently. The combination of automation and structured policies results in reduced claim cycle times and lower handling expenses, while maintaining superior customer service. We utilize dedicated units to oversee total loss vehicles to ensure regulatory compliance, consistent actual cash value determinations, and reduced cycle times to mitigate storage fees and substitute transportation claim expenses while maximizing vehicle salvage recoveries.

Innovative appraisal methods, such as vehicle photo-only appraisals within regulatory guidelines, are continually assessed and implemented. Once appraisal information is received, our automated system redirects the claim to the appropriate internal adjuster, who investigates liability. Upon liability determination, the system automatically initiates subrogation recovery from another insurer when applicable. This process shortens the time from initial contact to claim payment and helps agents build credibility with their clients by responding promptly and effectively.

The property claims division manages physical damage claims related to homeowners and other non-auto insurance lines. Property Field Adjusters are strategically located across our service areas to address larger, more complex property losses. Our advanced claims software and applications support efficient claim processing and enhance customer engagement from the first notice of loss through settlement and potential subrogation. We offer insured self-service options for the submission of damage photos and supporting documentation on lesser damage claims which allow for desk adjusting and faster payments, including offering digital payments, speeding up the claim resolution process, and minimizing claim handling expenses.

In addition to panel counsels, we employ house counsel on both liability claims and on subrogation recoveries, reducing collection expenses and maximizing damage recovery.

A special investigation unit is tasked with examining potential fraud associated with claims. When adjusters suspect fraudulent activity, this unit is deployed to conduct thorough investigations. Payment is denied in cases where sufficient evidence of fraud is found.

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

When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2025 is adequate to cover the ultimate cost of losses and claims incurred as of that date.

Management determines its loss and loss adjustment expense ("LAE") reserve estimates based upon the analysis of the Company's actuaries. Management has established a process for the Company's actuaries to follow in establishing reasonable reserves. The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management. The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $573,526 to a high of $640,415 as of December 31, 2025. The Company's net loss and LAE reserves, based on our actuaries' best estimate, were set at $612,298 as of December 31, 2025. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount any of our reserves.

The following table presents development information on changes in the reserves for losses and LAE of our Insurance Subsidiaries for each year in the three-year period ended December 31, 2025, 2024 and 2023.

	Year Ended
	2025	2024	2023
Reserves for losses and LAE at beginning of year	$671,669	$603,081	$549,598
Less receivable from reinsurers related to unpaid losses and LAE	(130,792)	(112,623)	(93,394)
Net reserves for losses and LAE at beginning of year	540,877	490,458	456,204
Incurred losses and LAE, related to:
Current year	841,734	768,531	689,683
Prior years	(44,552)	(51,894)	(47,381)
Total incurred losses and LAE	797,182	716,637	642,302
Paid losses and LAE related to:
Current year	475,254	449,562	409,634
Prior years	250,507	216,656	198,414
Total paid losses and LAE	725,761	666,218	608,048
Net reserves for losses and LAE at end of period	612,298	540,877	490,458
Plus receivable from reinsurers related to unpaid losses and LAE	149,441	130,792	112,623
Reserves for losses and LAE at end of period	$761,739	$671,669	$603,081

The following table represents the development of reserves, net of reinsurance, for calendar years 2015 through 2025. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2025.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

	As of and for the Year Ended December 31,
	2025	2024	2023	2022	2021	2020	2019	2018	2017	2016	2015
Reserves for losses and
LAE originally estimated:	$ 612,298	$ 540,877	$ 490,458	$ 456,204	$ 479,984	$ 461,270	$ 488,194	$ 476,321	$ 490,969	$ 476,597	$ 485,716
Cumulative amounts paid as of:
One year later		250,507	216,656	198,414	172,788	132,897	153,727	164,595	159,234	164,466	174,506
Two years later			307,413	270,716	258,181	202,320	216,822	230,294	241,032	231,473	250,306
Three years later				318,839	297,187	253,495	263,149	269,065	282,242	283,812	290,287
Four years later					322,618	275,417	296,870	293,203	304,009	305,024	310,140
Five years later						290,752	311,300	314,032	318,471	318,149	319,817
Six years later							319,960	321,188	328,661	325,785	325,669
Seven years later								325,614	332,383	331,864	328,703
Eight years later									334,532	332,923	332,439
Nine years later										333,229	333,252
Ten years later											333,384

	As of and for the Year Ended December 31,
	2025	2024	2023	2022	2021	2020	2019	2018	2017	2016	2015
Reserves re-estimated as of:
One year later		$ 496,325	$ 438,564	$ 408,823	$ 422,705	$ 407,597	$ 433,350	$ 434,273	$ 434,481	$ 434,813	$ 440,268
Two years later			415,211	380,677	384,120	359,564	395,578	393,948	400,312	391,630	406,253
Three years later				368,994	360,965	328,268	365,786	372,282	376,584	372,379	376,201
Four years later					351,117	312,141	344,785	355,215	365,267	359,549	361,335
Five years later						305,045	332,391	341,625	355,415	352,330	353,983
Six years later							328,425	332,919	345,705	346,607	347,373
Seven years later								330,530	339,495	340,738	343,345
Eight years later									337,605	336,046	338,934
Nine years later										334,772	335,504
Ten years later											334,737

Cumulative
(redundancy) deficiency 2025		(44,552)	(75,247)	(87,210)	(128,867)	(156,225)	(159,769)	(145,791)	(153,364)	(141,825)	(150,979)

	As of and for the Year Ended December 31,
	2025	2024	2023	2022	2021	2020	2019	2018	2017	2016	2015
Gross liability	$ 761,739	$ 671,669	$ 603,081	$ 549,598	$ 570,651	$ 567,580	$ 610,566	$ 584,719	$ 574,054	$ 560,321	$ 553,977
Reinsurance recoverables	149,441	130,792	112,623	93,394	90,667	106,310	122,372	108,398	83,085	83,724	68,261
Net liability	612,298	540,877	490,458	456,204	479,984	461,270	488,194	476,321	490,969	476,597	485,716
Gross estimated liability-latest		625,720	521,343	462,044	422,733	390,823	434,415	427,532	414,229	394,357	364,799
Reinsurance recoverables-latest		129,395	106,132	93,050	71,616	85,778	105,990	97,002	76,624	59,585	30,062
Net estimated liability-latest		496,325	415,211	368,994	351,117	305,045	328,425	330,530	337,605	334,772	334,737

In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 2025 estimate for a previously incurred loss was $150 and the loss was reserved at $100 in 2021, the $50 deficiency (later estimate minus original estimate) would be included in the cumulative (redundancy) deficiency in each of the years 2021-2024 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

The table shows that we have substantially benefited in the current and prior years from releasing redundant reserves. In the years ended December 31, 2025, 2024, and 2023 we decreased loss reserves related to prior years by $44,552, $51,894 and $47,381, respectively. Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2025 protected us in the event of a "138-year storm" (that is, a storm of a severity expected to occur once in a 138-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. In 2025, we purchased three layers of excess catastrophe reinsurance providing $675,000 of coverage for property losses in excess of $75,000 up to a maximum of $750,000. Our reinsurers’ co-participation is 85.0% of $75,000 for the 1st layer, 85.0% of $250,000 for the 2nd layer, and 85.0% of $350,000 for the 3rd layer.

For 2026, we have purchased three layers of excess catastrophe reinsurance providing $770,000 of coverage for property losses in excess of $80,000 up to a maximum of $850,000. Our reinsurers’ co-participation is 85.0% of $120,000 for the 1st layer, 85.0% of 250,000 for the 2nd layer and 90.0% of $400,000 for the 3rd layer.

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

At December 31, 2025, we also had $169,596 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

We are the fourth largest writer of private passenger automobile insurance in Massachusetts with a market share of 9.4% in 2025. Our principal competitors within the Massachusetts private passenger automobile insurance market are MAPFRE SA, Progressive Casualty Insurance Company, Government Employees Insurance Company, and Plymouth Rock Assurance Corporation, which held 18.3%, 12.1%, 11.5% and 7.9% market shares based on premiums, respectively, in 2025 according to CAR.

We are the largest writer of commercial automobile insurance in Massachusetts with a market share of 13.0% in 2025. Our principal competitors in the Massachusetts commercial automobile insurance market are MAPFRE SA, Arbella Mutual Insurance Company and Progressive Casualty Insurance Company, which held 11.8%, 11.0% and 9.1% market shares based on premium, respectively, according to CAR. This includes our share of residual market business as one of four servicing carriers in CAR’s Commercial Automobile Program.

We are the third largest writer of homeowners insurance business in Massachusetts, with a market share of 7.0% in 2024. Our principal competitors within the Massachusetts homeowners insurance market are MAPFRE SA, Liberty Mutual and The Andover Companies, which held 10.6%, 8.1% and 6.5% market shares, respectively, in 2024 (according to S&P Global Market Intelligence).

Human Capital

At December 31, 2025, we employed 568 employees who all work in the New England region. The management team establishes hiring and compensation practices for our Company. The Board is periodically updated on key employee engagement and employee relations measures. In addition, the Board’s Compensation Committee is responsible for reviewing performance and approving compensation paid to senior leaders. Our Human Resources team, led by our Chief Financial Officer, supports the Compensation Committee in the execution of its responsibilities. In addition to the day-to-day support, they provide to our management team, the Human Resources team monitors the pulse of our employee population.

As noted in our Environmental, Social and Governance (“ESG”) Report, located on our Company website, we create a workplace where all employees are treated with dignity and respect, and individual differences are valued, all with the goal of securing the trust and satisfaction of our employees. The Company is committed to a policy of inclusiveness and is committed to actively seeking out highly-qualified candidates. The Company prioritizes an environment where employees are respected, inspired to perform at their best, and are recognized for their contributions. We persistently work to improve the employee experience in support of our continuing strategic objective to attract, retain and develop talent in the insurance industry. Our commitment to a robust talent pool starts at the top. The Board engages with the Compensation Committee annually to review executive level compensation, consider key pipeline talent and conduct succession planning. In addition, our leadership team conducts a comprehensive annual review process across our organization each year. We have a history of promotion from within as approximately 17% of our organization has 25 years of experience at Safety.

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

Investments

The investment committee is responsible for establishing investment policy and guidelines and, together with senior management, for overseeing their execution.

Our principal investment objectives are to ensure funds are available to meet insurance obligations and to maximize after-tax investment income while maintaining a high-quality diversified investment portfolio. Considering these objectives, we view our investment portfolio as having two components: (1) the investments needed to satisfy outstanding liabilities (i.e., core fixed maturities portfolio) and (2) investments funded by our shareholders’ equity. For the portion needed to satisfy outstanding liabilities, we generally invest in fixed maturities with strong average credit quality. This fixed maturity securities portfolio is managed by independent, professional investment managers. We have expanded the allocation of our investments funded by shareholders’ equity to include fixed and floating rate securities, equity securities and private credit and equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We limit our allocation to these asset classes because of the potential for volatility in their values and the impact of these investments on capital models. We utilize the services of independent, professional investment managers experienced in these markets, and adjust our allocation to these investments based upon market conditions.

Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. As of December 31, 2025, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities, including collateralized loan obligations. A portion of our investment portfolio is also comprised of high yield bonds.

The following table reflects our investment results for each of the three-year periods ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
Average cash and invested securities (at cost)	$1,551,230	$1,431,163	$1,421,882
Net investment income (1)	$62,732	$55,720	$56,377
Net effective yield (2)	4.0%	3.9%	4.0%

(1) After investment expenses, excluding realized investment gains or losses.

(2) Net investment income for the period divided by average invested securities and cash for the same period.

According to our investment guidelines, no more than 2.0% of our fixed maturity investment portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities). In addition, no more than 0.5% of the portfolio may be invested in securities of any one issuer rated "Baa," or the lowest investment grade rating assigned by nationally recognized rating agencies. Of the less than 10.0% of the portfolio invested in high yield bonds at December 31, 2025, no more than 5.0% may be invested in the securities of any one issuer, no more than 10.0% may be invested in any issuers total outstanding debt issue, and a maximum of 10.0% may be invested in securities unrated or rated "B-" or below by nationally recognized rating agencies. We continually monitor the mix of taxable and tax-exempt securities in an attempt to maximize our total after-tax return.

We believe that the incorporation of material, non-financial factors into investment selection and risk management has the potential to enhance long-term investment returns. We incorporate ESG factors managed for us by independent, professional investment managers. We measure our exposure to ESG risks at both individual asset classes and total portfolio levels.

The following table reflects the composition of our investment portfolio as of December 31, 2025 and 2024.

	As of December 31,
	2025		2024
	Estimated	% of	Estimated	% of
	Fair Value	Portfolio	Fair Value	Portfolio
U.S. Treasury Securities	$4,205	0.3%	$2,343	0.2%
Obligations of states and political subdivisions	37,718	2.2	36,166	2.4
Residential mortgage-backed securities (1)	366,047	21.7	301,227	19.9
Commercial mortgage-backed securities	157,018	9.3	129,375	8.6
Other asset-backed securities	169,509	10.0	63,717	4.2
Corporate and other securities	581,051	34.4	582,390	38.5
Subtotal, fixed maturity securities	1,315,548	77.9	1,115,218	73.8
Short term investments	-	-	19,975	1.3
Equity securities (2)	220,953	13.1	221,422	14.6
Other invested assets (3)	151,020	9.0	156,444	10.3
	$1,687,521	100.0%	$1,513,059	100.0%

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

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices results from our holdings of common stock, mutual funds and interests in mutual funds held to fund the executive deferred compensation plan. We continuously evaluate market conditions and we expect in the future to purchase additional equity securities. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.

The composition of our fixed income security portfolio by rating is presented in the following table.

	As of December 31,
	2025		2024
	Estimated		Estimated
	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$366,047	27.8%	$301,227	27.0%
Aaa/Aa	326,018	24.8	211,088	18.9
A	291,463	22.1	205,305	18.4
Baa	219,395	16.7	210,254	18.9
Ba	55,035	4.2	43,869	3.9
B	44,332	3.4	76,538	6.9
Caa/Ca	1,293	0.1	5,553	0.5
Not rated	11,965	0.9	61,384	5.5
Total	$1,315,548	100.0%	$1,115,218	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

During the year ended December 31, 2025, the credit quality of the fixed maturity investment portfolio improved as management reduced exposure to below-investment grade senior secured bank loans and reinvested the proceeds into investment-grade collateralized loan obligations (“CLOs”). These transactions increased the proportion of securities rated investment-grade and reduced overall exposure to lower rated assets.

This repositioning reflects management’s ongoing efforts to optimize risk-adjusted returns while maintaining appropriate levels of liquidity and capital efficiency. The investment-grade CLOs acquired are primarily senior tranches that benefit from substantial credit enhancement and structural protection against underlying loan defaults.

As a result, the percentage of invested assets rated investment grade increased to 91.4% at December 31, 2025, compared with 83.2% at December 31, 2024, while below-investment grade exposure declined to 8.6% from 16.8%. Management continues to monitor credit conditions and portfolio performance and believes the current allocation remains consistent with our investment guidelines and risk management objectives.

The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2025, 74.7% of our available for sale fixed maturity investments were rated Category 1 and 16.7% were rated Category 2, the two highest ratings assigned by the SVO.

The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2025.

	As of December 31, 2025
	Estimated
	Fair Value	Percent
Due in one year or less	$7,451	0.6%
Due after one year through five years	299,617	22.8
Due after five years through ten years	295,111	22.4
Due after ten years through twenty years	19,929	1.5
Due after twenty years	866	0.1
Asset-backed securities (1)	692,574	52.6
Totals	$1,315,548	100.0%

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

Ratings

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns the Company an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on June 20, 2025. Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Poor)." Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have an excellent ability to meet their ongoing obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the Company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

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

In addition, the Commissioner periodically conducts financial and market conduct examinations of all licensees domiciled in Massachusetts. Our most recent financial condition examination was for the five-year period ending December 31, 2023. The Division had no material findings as a result of this examination.

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

Insurance Regulation Concerning Dividends.  We rely on dividends from the Insurance Subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company. The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10.0% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2025, the statutory surplus of Safety Insurance was $833,432 and its net income for 2025 was $83,092. A maximum of $83,092 will be available during 2026 for such dividends without prior approval of the Commissioner.

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

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In 2025, 2024, and 2023 all our ratios for all our Insurance Subsidiaries were within the normal range.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2025, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.

Own Risk Solvency Assessment.  On January 11, 2017, the Division adopted the National Association of Insurance Commissioners’ Own Risk Solvency Assessment (“ORSA”) Act requiring the Company to file its assessment on an annual basis. ORSA is an internal process undertaken by an insurer or insurance group to assess the adequacy of its risk management and current and prospective solvency positions under normal and severe stress scenarios. We have completed this filing for the 2025 period.

Executive Officers and Directors

The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

			Years
			Employed
Name	Age (1)	Position	by Safety
George M. Murphy	59	President, Chief Executive Officer, Chairman of the Board	37
Christopher T. Whitford	43	Vice President, Chief Financial Officer and Secretary	13
Mary F. McConnell	42	Vice President - Underwriting	19
John P. Drago	59	Vice President - Marketing	31
Brian S. Lam	46	Vice President - Insurance Operations	24
Paul J. Narciso	62	Vice President - Claims	35
Stephen A. Varga	58	Vice President - Management Information Systems	33
Glenn R. Hiltpold	55	Vice President - Actuarial Services	26
Thalia M. Meehan	64	Lead Independent Director	-
Mary C. Moran	70	Director	-
John D. Farina	62	Director	-
Deborah E. Gray	62	Director	-
Dennis J. Langwell	67	Director	-
Charles J. Brophy III	69	Director	-
___________________
(1) As of February 15, 2026

George M. Murphy, CPCU, was appointed President and Chief Executive Officer of the Company effective April 1, 2016. He previously was the Vice President of Marketing since October 1, 2005. Mr. Murphy was appointed to the Board of Directors and to the Investment Committee in February 2016. Effective May 17, 2023, Mr. Murphy was elected to serve as Chairman of the Board. Mr. Murphy has been employed by the Insurance Subsidiaries for over 37 years. Mr. Murphy is also on the Board of Trustees of the Insurance Library Association of Boston.

Christopher T. Whitford, was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 2, 2020. Mr. Whitford, a Certified Public Accountant in Massachusetts, has been employed by the Insurance Subsidiaries for over 13 years, previously serving as the Company’s Controller since 2012, and began his career at PricewaterhouseCoopers in 2005. Mr. Whitford serves on the Audit Committee of Guaranty Fund Management Services and serves on the Audit Committee of the Massachusetts Property Insurance Underwriting Association.

Mary F. McConnell was appointed Vice President of Underwriting of the Company in July 2024 and was named as Secretary of the Insurance Subsidiaries at that time. Prior to that, she served as the Director of Products and Services since April 2019. Ms. McConnell has been employed by the Insurance Subsidiaries for over 19 years and has held numerous positions in Underwriting throughout her career. Ms. McConnell was appointed by the Commissioner of Insurance to the Commonwealth Automobile Reinsurers (“CAR”) Governing Committee in January 2023 and was reappointed for the term effective July 1, 2024 through June 30, 2030. She has served on several committees of CAR including the Commercial Automobile Committee, MAIP Steering Committee, and Market Review Committee. She has also served as a member of the Automobile Insurers Bureau of Massachusetts (“AIB”) Rules and Forms Advisory Panel.

John P. Drago was appointed Vice President of Marketing on February 1, 2016. Mr. Drago has been employed by the Insurance Subsidiaries for over 31 years and most recently served as Director of Marketing.

Brian S. Lam was appointed Vice President of Insurance Operations of the Company on February 27, 2024, effective March 1, 2024. Mr. Lam has held the Director of Insurance Operations and Customer Engagement position with the Company since 2014 and began his career with the Company in 2002. He currently sits on the Deep Customer Connections Innovators Committee.

Paul J. Narciso was appointed Vice President of Claims of the Company on August 5, 2013. Mr. Narciso has held various adjusting and claims management positions with the Company since 1990. Mr. Narciso has 39 years of claim experience, including prior roles at two national carriers before joining Safety. He has previously served on the Governing Board of the Massachusetts Insurance Fraud Bureau and the Claims Subcommittee at Commonwealth Automobile Reinsurers.

Stephen A. Varga was appointed Vice President of Management Information Systems of the Company on August 6, 2014. Mr. Varga has held various information technology positions with the Company since 1992 and most recently served as Senior Director of MIS.

Glenn R. Hiltpold was appointed Vice President of Actuarial Services of the Company on March 1, 2021. Mr. Hiltpold, a Fellow of the Casualty Actuarial Society, has held the Director of Actuarial Services position with the Company since 2004 and has been an employee of the Insurance Subsidiaries for 26 years.

Thalia M. Meehan was appointed Director of the Company on July 3, 2017 and Lead Independent Director on January 11, 2022. Ms. Meehan has also been appointed to serve as a member of the Investment Committee and the Compensation Committee. Ms. Meehan, a Chartered Financial Analyst, has over 31 years of experience in the investment sector. Ms. Meehan retired from Putnam Investments in 2016 with 27 years of experience and most recently served as a Team Leader and Portfolio Manager at Putnam Investments. Ms. Meehan currently serves on the Advisory Committees for both the Board of Boston Women in Public Finance and the Huntington Theatre Company. Previously, she was a board member at Cambridge Bancorp, where she served on the Trust and Risk Committees. She also was a member of the Nominating and Governance Committees for the Municipal Securities Rulemaking Board.

Mary C. Moran was appointed Director of the Company on March 27, 2020. Ms. Moran has over 45 years of financial experience in both private industry as well as consulting. Ms. Moran began her career at KPMG, previously Peat Marwick, where she became a Senior Manager before serving as Senior Vice President of Finance and Administration for Boston Sand and Gravel Company from 1990 to 2001. Since 2002 she has served as CEO of MCM Financial Consulting, focusing on projects within the banking, construction, higher education, manufacturing, not-for-profit and professional services industries. Ms. Moran is a former director of Care Dimensions where she served on the finance and audit committee and is a former director and audit committee member of Danvers Bankcorp, the College of the Holy Cross and Catholic Memorial School. Ms. Moran graduated from Northeastern University with a M.B.A. and MS in Accounting and from the College of the Holy Cross with a degree in Economics. Ms. Moran qualifies as an “Audit Committee Financial Expert” as defined by SEC rules. Ms. Moran serves as a member of the Nominating and Governance Committee and the Audit Committee.

John D. Farina was appointed Director of the Company on March 24, 2022. Mr. Farina was appointed Chairperson of the Audit Committee in May 2023, and also serves as a member of the Nominating and Governance Committee. Mr. Farina retired from PricewaterhouseCoopers (“PwC”) as Northeast Managing Partner and as a member of PwC’s Global Board of Directors, where he was a member of the Risk & Quality and Operations Committees. He has 36 years of experience advising both domestic and multinational Fortune 500 companies on financial accounting, regulatory, and tax matters, with a deep expertise in the insurance industry. Mr. Farina also led PwC’s US Insurance Tax practice and has deep insurance industry expertise. During his time at PwC, Mr. Farina held a variety of senior leadership roles including Managing Partner of the Northeast Region, where he was responsible for approximately 3,800 partners and staff in five offices. In this role, he oversaw strategic planning, operations, finance, risk management, human capital, and marketing functions. Mr. Farina was elected by his fellow partners for two terms on both PwC’s US and Global

Boards, providing 10 years of governance oversight to the firm. After retiring from PwC in 2021, Mr. Farina was elected to join the Board of Directors of St. Jude Children's Research Hospital in Memphis, Tennessee, where he serves as the Chair of the Audit & Compliance Committee. Mr. Farina has also served on several non-profit boards, including the Greater Boston Chamber of Commerce. Mr. Farina received his BBA in Accounting from Evangel University and was a CPA in Massachusetts and Texas. Mr. Farina qualifies as an “Audit Committee Financial Expert” as defined by SEC rules.

Deborah E. Gray was appointed Director of the Company on March 24, 2022. Ms. Gray has also been appointed to serve as Chairperson of the Nominating and Governance Committee and serves as a member of the Compensation Committee. She joins the Board with over 35 years of experience as a corporate attorney and General Counsel for both publicly traded and private entities in a diverse range of industries, including high tech, ed tech, Software-as-a-Service (SaaS), professional services and life sciences. Her legal and business expertise with high-growth companies, ranging from start-ups to publicly traded multibillion-dollar corporations, are beneficial to Safety, particularly in relation to risk management, compliance, data privacy and security, and corporate governance matters. Ms. Gray has served in various General Counsel roles over her 35-year career, including most recently providing her expertise as an outside General Counsel to a variety of companies. She is also currently Vice President and General Counsel of The Achievement Network, a private, non-profit, national education and technology organization where she leads all day-to-day legal, data privacy and security, and compliance initiatives. Prior to this role, Ms. Gray served as Vice President, General Counsel and Secretary at Acquia, Inc., a SaaS company where she led the creation and build out of its global legal, data security and corporate compliance functions including M&A, commercial contracts, licensing, real estate, employment, corporate and board of directors governance. Previously she held senior positions with Charles River Laboratories, International, Sapient Corporation and Harcourt General. Ms. Gray began her legal career at WilmerHale in Boston where she specialized in mergers and acquisitions, public offerings and SEC compliance matters. She served on the Board of Directors for The Home for Little Wanderers for 22 years, serving as Secretary and a member of the Executive Committee, is a Trustee Emerita of Colby College, and a former Overseer of the Boston Symphony Orchestra.

Dennis J. Langwell was appointed Director of the Company on April 5, 2023. Mr. Langwell serves as Chairperson of the Compensation Committee and member of the Audit Committee. Mr. Langwell is a retired senior executive of Liberty Mutual Insurance, a Fortune 100 company, where he worked more than 25 years in various executive, strategic and financial positions, until his retirement in 2021. His most recent position was Vice Chairman of Insurance Operations, and prior to that he was President of Global Risk Solutions, where he led Liberty’s $20 billion global commercial (re) insurance business. Prior to his role as President of Global Risk Solutions, Mr. Langwell served as Executive Vice President and Chief Financial Officer from 2003 to 2018. Mr. Langwell began his career at KPMG and has over 40 years of insurance and finance experience. Mr. Langwell also serves on the board of James River Group, where he serves as the chair of the Audit Committee, on the board of Companion Protect, and on the Advisory Board of Owl.co. He is also the Vice Chairman of the Providence College Board of Trustees, where he received his Bachelor of Science in Accounting. Mr. Langwell qualifies as an “Audit Committee Financial Expert” as defined by SEC rules.

Charles J. Brophy III was appointed Director of the Company on April 5, 2023. Mr. Brophy has also been appointed to serve as a member of the Investment Committee. Mr. Brophy joined the Board with over 35 years of experience in the insurance industry. He spent the last 24 years with HUB International, where he currently serves as the Regional President (U.S. East), and has extensive commercial and personal sales development and management experience. Prior to joining HUB International, Mr. Brophy was a Director at Bain Hogg Robinson, LLC, and began his career in commercial lines underwriting with The Travelers Insurance Company (“Travelers”). Mr. Brophy was the 2016 Massachusetts Insurance Professional of the Year and has served on various advisory councils for The Hartford Insurance Group, Arbella Mutual Insurance, The Hanover Insurance Group, and Travelers. He is also a member at the Insurance Library Association of Boston.

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

Our private passenger automobile business is concentrated in New England:

With a concentration of private passenger automobile insurance, our business may be adversely affected by conditions in this industry.

Approximately 54.9% of our direct written premiums for the year ended December 31, 2025 were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

Because we write insurance principally in Massachusetts, our business may be adversely affected by conditions in Massachusetts, including the impact of additional competitors.

A majority of our direct written premiums are currently generated in Massachusetts. Our revenues and profitability are therefore subject to prevailing regulatory, economic, demographic, competitive and other conditions in

Massachusetts. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. The Massachusetts market has seen an increased level of competition, particularly in the private passenger automobile insurance line, due to prior changes in regulatory conditions. To date, we have not had a significant decrease in our private passenger automobile insurance business. However, further competition and adverse results could include loss of market share, decreased revenue, and/or increased costs.

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

Because some of our insureds live near the Massachusetts coastline, we also have a potential exposure to losses from hurricanes and major coastal storms such as Nor'easters. Although we purchase catastrophe reinsurance to limit our exposure to natural catastrophes, in the event of a major catastrophe resulting in property losses to us in excess of $750,000 our losses would exceed the limits of this reinsurance in addition to losses from our co-participation retention of a portion of the risk up to $750,000.

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

The success of our business is subject to operational risks:

We may not be able to successfully alleviate risk through reinsurance arrangements, which could cause us to reduce our premiums written in certain lines or could result in losses.

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

Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 38.0% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

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

Our success depends on our ability to adjust claims accurately.

We must accurately evaluate and pay claims that are made under our insurance policies. Our failure to pay claims fairly, accurately, and in a timely manner, or to deploy claims resources appropriately and in a cost-effective manner, could result in unanticipated costs to us, lead to material litigation, undermine customer goodwill and our reputation in the marketplace, and impair our brand and, as a result, could materially adversely affect our competitiveness, customer retention, financial results, prospects, or liquidity.

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

Our highly automated and networked organization is subject to cyber-terrorism and a variety of other cyber-security threats. These threats come in a variety of forms, such as viruses and malicious software. Such threats can be difficult to prevent or detect, and if experienced, could interrupt or damage our operations, harm our reputation or have a material effect on our operations. Our technology and telecommunications systems are highly integrated and connected with other networks. Cyber-attacks involving these systems could be carried out remotely and from multiple sources and could interrupt, damage or otherwise adversely affect the operations of these critical systems. In addition, the rapid evolution and increased adoption of AI technologies may heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain and mitigate. Cyber-attacks could result in the modification or theft of data, the distribution of false information or the denial of service to users. The risks of cyber-attacks could be exacerbated by geopolitical tensions, including hostile actions taken by nation-states and terrorist organizations. We obtain, utilize and maintain data concerning individuals and organizations with which we have a business relationship. Threats to data security can emerge from a variety of sources and change in rapid fashion, resulting in the ongoing need to expend resources to secure our data in accordance with customer expectations and statutory and regulatory requirements.

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

Our development and use of new technology, such as generative artificial intelligence, may present additional risks, may not be successful, and could have a material adverse effect on our business.

We have developed and are developing new technologies, including machine learning and other forms of AI, predictive models, algorithms and automated processes, and will in the future develop and use AI and other new technologies in our business. As with many technological innovations, the growing development and use of generative AI (GenAI) presents additional risks that may adversely affect our business. GenAI might produce or reveal datasets that are flawed or insufficient or contain biased information, which could result in unintentionally and unfairly discriminatory outcomes in our business processes. These deficiencies could also undermine the associated predictions, analysis, or decisions GenAI applications produce or the business decisions we make based on this information. We could face challenges on whether we use AI in our business processes in a responsible, compliant, and effective manner. Since GenAI is subject to public debate, and depending on how observers view our development and use of AI, we could be subject to criticism or experience an adverse impact on our brand or reputation, which could decrease demand for our products or services, create difficulties in our ability to recruit and retain employees and lead to greater regulatory scrutiny of our businesses. Additionally, one or more of our key vendors may begin to use AI in their business in a manner that does not meet existing or rapidly evolving regulatory standards. Furthermore, our competitors or other third parties may be able to incorporate GenAI into their products more quickly, or more successfully, than us.

Intellectual property ownership rights, including those associated with related copyrights, patent rights, GenAI inputs for model training, and other GenAI outputs, have not been fully interpreted by courts or regulations. Additionally, we are subject to new AI-focused regulations and regulatory expectations that could impose varied compliance and reporting requirements and challenges that could impact our operations or ability to write business profitably in one or more jurisdictions. For example, the National Association of Insurance Commissioners (NAIC) has adopted guiding principles on AI, as well as a model bulletin, to inform and articulate general expectations for businesses, professionals, and stakeholders across the insurance industry as they implement AI tools to facilitate operations. Nearly half of all departments of insurance have adopted the NAIC AI model bulletin. Other states have adopted or are considering alternatives, including comprehensive AI legislation or reminders that existing state laws pertain to AI activities, including laws regarding unfair claims and trade practices. Further, there is uncertainty regarding the impact of state laws related to artificial intelligence as the result of an executive order issued by the current presidential administration in December 2025, which directs federal regulators to challenge and preempt state laws that the administration views as obstructive to artificial intelligence innovation. If we are unable to use artificial intelligence technology in our operations as a result of such legal restrictions, or if regulations on artificial intelligence require additional compliance or reporting obligations, our business operations in certain regions could be adversely impacted. We cannot predict what other regulatory actions may be taken with regard to AI but any limitations, or any failure or perceived failure by us to comply with any such requirements, could have an adverse impact on our business.

Any of these impacts could result in significant operational difficulties, reputational harm, litigation, and adverse actions by regulators, potentially increasing our costs or causing customers to refrain from buying insurance from us or other businesses to refrain from doing business with us, which could have a material effect on our business, financial condition, or results of operations.

We invest in securities which are subject to market risk:

Market fluctuations and changes in interest rates can have significant and negative effects on our investment portfolio.

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2025, based upon fair value measurement, 77.9% of our investment portfolio was invested in fixed maturity securities, 13.1% in equity securities, and 9.0% in other invested assets. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. Changes in interest rates affect the carrying value of our fixed maturity investments and returns on our fixed maturity investments. A decline in interest rates reduces the returns available on new fixed maturity investments (including those purchases to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income on a going-forward basis, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value.

We have a significant investment portfolio and adverse capital market conditions, including but not limited to volatility and credit spread changes, will impact the liquidity and value of our investments, potentially resulting in higher realized or unrealized losses. Values of our investments can also be impacted by reductions in price transparency and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations or financial condition

ITEM 1B.    UNRESOLVED STAFF COMMENTS

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

A management level risk committee exists and oversees the management of the Company’s highest-level risks, including cybersecurity. This committee consists of representatives from the Risk, Financial, Underwriting, Information Technology, Marketing and Legal Departments. The Risk Committee, as supported by the Cybersecurity Committee, is responsible for keeping the audit committee apprised of the Company’s cybersecurity preparedness and cyber incidents. The Cybersecurity Committee oversees and ensures the Company’s cyber-related controls are sufficient to protect the Company’s information and proprietary assets, in accordance with the acceptable risk policies and risk tolerances.

The VP of MIS has expertise assessing and managing cybersecurity risks, and is a member of both the Risk Committee and Cybersecurity Committee. He has served in his current role since 2014 and has held several senior-level information technology roles in his 33-year tenure with the Company. In his various roles, he has been responsible for providing senior leadership in the areas of information security, IT governance risk & compliance, business continuity, and disaster recovery.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 13, 2026, there were 7 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 26,159 held in "Street Name."

The closing price of the Company's common stock on February 13, 2026 was $79.33 per share. The Company’s common stock trades on the NASDAQ stock exchange under the symbol SAFT.

During 2025 and 2024, the Company’s Board declared four quarterly cash dividends to shareholders, which were paid and accrued in the amounts of $53,952 and $53,166, respectively. On February 25, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.92 per share to shareholders of record on March 2, 2026 payable on March 13, 2026. The Company plans to continue to declare and pay quarterly cash dividends in 2026, depending on the Company's financial position and the regularity of its cash flows.

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

The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2025 (the Company's fiscal year end), and such information is incorporated herein by reference.

For information regarding our share repurchase program, refer to Item 8—Financial Statements and Supplementary Data, Note 14, Share Repurchase Program, of this Form 10-K.

COMMON STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2020 and ending on December 31, 2025 with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of seven selected property & casualty insurance companies over the same period. The peer group consists of Donegal Group, Inc., Erie Indemnity Company, Horace Mann Educators Corporation, The Hanover Insurance Group, Inc., Mercury General Corp., Selective Insurance Group, Inc., and United Fire Group. Note that this peer group has changed from prior years due to acquisition activity. The graph shows the change in value of an initial one-hundred-dollar investment over the period indicated, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2020 Among
Safety Insurance Group, Inc.,
Property & Casualty Insurance Peer Group and the NASDAQ Stock Market Index

$200
$180
$160
$140
$120
$100
$80
$206
$197
$155
$138
$128
$100
$129
$126
$118
$114
$111
$104
$98
$92
$89
$88

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Safety Insurance Group, Inc.	$100	$88	$114	$118	$111	$126
Property & Casualty Insurance Peer Group	$100	$98	$89	$92	$104	$129
NASDAQ Stock Market Index	$100	$128	$138	$155	$197	$206

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

ISSUER PURCHASES OF EQUITY SECURITIES

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares. The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. There were 262,370 shares repurchased during the three months ended December 31, 2025.

	Total number	Average	Total number of shares purchased as part of	Maximum number of
	of Shares	price paid	publicly announced	shares that may yet be purchased under the
Period	purchase	per share	plans or programs	plans or programs
October 1-31, 2025	—	—	—	703,971
November 1-30, 2025	123,201	76.10	123,201	580,770
December 1-31, 2025	139,169	76.34	139,169	441,601
Total	262,370		262,370

ITEM 6.    [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto, which appear elsewhere in this document. In this discussion, all dollar amounts are presented in thousands, except share and per share data.

The following discussion contains forward-looking statements. We intend statements which are not historical in nature to be and are hereby identified as “forward-looking statements” to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, the Company’s senior management may make forward-looking statements orally to analysts, investors, the media and others. This safe harbor requires that we specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of us. We cannot promise that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” below for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

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

We are a leading provider of private passenger automobile (54.9% of our direct written premiums in 2025), commercial automobile, (15.2% of 2025 direct written premiums), and homeowners (25.2% of 2025 direct written premiums) insurance. In addition to these coverages, we offer a portfolio of other insurance products, including dwelling fire, umbrella and business owner policies (totaling 4.7% of 2025 direct written premiums). Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, Safety P&C, and Safety Northeast (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 797 in 1,063 locations throughout these three states during 2025. We have used these relationships and our extensive knowledge of the market to become the fourth largest private passenger automobile carrier and the largest commercial automobile carrier in Massachusetts, capturing an approximate 9.4% and 13.0% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2025, according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. We are the third largest homeowners insurance carrier in Massachusetts, with a market share of 7.0% in 2024.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an “A (Excellent)” rating. Our “A” rating was reaffirmed by A.M. Best on June 20, 2025.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016. In November 2020, we formed a fourth insurance subsidiary, Safety Northeast, which became licensed to write insurance products in Massachusetts. The table below shows the amount of direct written premiums in each state during the years ended December 31, 2025, 2024, and 2023.

	Years Ended December 31,
Direct Written Premiums	2025	2024	2023
Massachusetts	$1,204,809	$1,130,254	$941,721
New Hampshire	57,666	52,095	42,762
Maine	16,130	10,708	6,741
Total	$1,278,605	$1,193,057	$991,224

Recent Trends and Events

Direct and Net Written Premiums. For the three months ended December 31, 2025, direct written premium growth and net written premium growth were 2.6% and 6.5%, respectively. For the year ended December 31, 2025, direct written premium growth and net written premium growth were 7.2% and 7.5%, respectively. The increase in premium is driven by rate increases. For the year ended December 31, 2025, average written premium per policy increased 8.1%, 4.6% and 9.7% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2024.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts, New Hampshire and Maine in 2026, 2025 and 2024.

Line of Business	Effective Date	Rate Change
Massachusetts Private Passenger Automobile	January 1, 2026	1.3%
Maine Commercial Automobile	December 1, 2025	14.8%
Maine Homeowners	November 1, 2025	6.6%
New Hampshire Commercial Automobile	November 1, 2025	8.2%
New Hampshire Homeowners	October 1, 2025	3.9%
New Hampshire Private Passenger Automobile	October 1, 2025	5.2%
Maine Private Passenger Automobile	September 1, 2025	9.6%
Massachusetts Homeowners	August 1, 2025	4.2%
Massachusetts Private Passenger Automobile	July 1, 2025	5.1%
Massachusetts Commercial Automobile	May 1, 2025	5.2%
Massachusetts Private Passenger Automobile	January 1, 2025	5.3%
New Hampshire Commercial Automobile	November 1, 2024	9.5%
New Hampshire Private Passenger Automobile	October 1, 2024	4.4%
New Hampshire Homeowners	October 1, 2024	7.4%
Maine Private Passenger Automobile	September 1, 2024	4.4%
Massachusetts Homeowners	August 1, 2024	5.9%
Massachusetts Private Passenger Automobile	July 1, 2024	4.8%
Massachusetts Commercial Automobile	May 1, 2024	6.3%
New Hampshire Private Passenger Automobile	April 1, 2024	3.4%
Massachusetts Private Passenger Automobile	January 1, 2024	3.5%

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred for the three months ended December 31, 2025 increased by $14,671, or 7.6%, to $207,678 from $193,007 for the comparable 2024 period. Losses and loss adjustment expenses incurred for the year ended December 31, 2025 increased by $80,545, or 11.2%, to $797,182 from $716,637 for the comparable 2024 period. The increase in losses for both periods ended December 31, 2025 is primarily driven by our larger policy counts and current market conditions, specifically inflationary impacts on our Private Passenger Automobile book of business.

Loss, expense, and combined ratios calculated under U.S. generally accepted accounting principles (“GAAP”) for the quarter ended December 31, 2025 were 70.8%, 28.6%, and 99.4%, respectively, compared to 71.7%, 30.2%, and 101.9%, respectively, for the comparable 2024 period. Loss, expense, and combined ratios calculated under U.S. GAAP for the year ended December 31, 2025 were 70.0%, 29.0%, and 99.0%, respectively, compared to 70.9%, 30.2%, and 101.1%, respectively, for the comparable 2024 period. The 2025 decrease in the loss ratios is due to growth in earned premiums, slightly offset by increased loss severity. The decrease in the expense ratios in both periods is primarily driven by growth in earned premiums.

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

Catastrophe losses incurred by the type of event are shown in the following table.

	Years Ended December 31,
Event	2025	2024	2023
Freeze	$-	$-	$29,543
Windstorms and hailstorms	$-	$-	$11,635
Total losses incurred (1)	$-	$-	$41,178
(1)	Total losses incurred include losses plus defense and cost containment expenses and excludes adjusting and other claims settlement expenses.

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

Our GAAP insurance ratios are presented in the following table for the periods indicated.

	Years Ended December 31,
	2025	2024	2023
GAAP ratios:
Loss ratio	70.0%	70.9%	77.0%
Expense ratio	29.0	30.2	30.7
Combined ratio	99.0%	101.1%	107.7%

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

The maximum number of shares of common stock between both the 2018 Amended Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At December 31, 2025, there were 235,663 shares available for future grant. Grants outstanding under the plans as of December 31, 2025, were comprised of 148,902 restricted shares.

Grants made under the Incentive Plan during the years 2023 through 2025 were as follows.

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS - Service	February 23, 2023	33,101	$80.24	3 years, 30%-30%-40%
RS - Performance	February 23, 2023	25,990	$80.24	3 years, cliff vesting (3)
RS - Performance	February 23, 2023	4,703	$80.24	3 years, cliff vesting (4)
RS	February 23, 2023	6,000	$80.24	No vesting period (2)
RS	May 17, 2023	1,000	$71.78	No vesting period (2)
RS - Service	February 27, 2024	31,221	$85.61	3 years, 30%-30%-40%
RS - Performance	February 27, 2024	25,390	$85.61	3 years, cliff vesting (3)
RS	February 27, 2024	7,000	$85.61	No vesting period (2)
RS - Service	July 1, 2024	1,196	$75.24	3 years, 30%-30%-40%
RS - Service	September 3, 2024	314	$86.00	3 years, 30%-30%-40%
RS - Performance	July 1, 2024	1,327	$75.24	3 years, cliff vesting (3)
RS - Performance	September 3, 2024	365	$86.00	3 years, cliff vesting (3)
RS - Service	February 25, 2025	35,178	$79.67	3 years, 30%-30%-40%
RS - Performance	February 25, 2025	29,105	$79.67	3 years, cliff vesting (3)
RS	February 25, 2025	6,000	$79.67	No vesting period (2)
RS - Service	July 15, 2025	311	$72.31	3 years, 30%-30%-40%
RS - Performance	July 15, 2025	352	$72.31	3 years, cliff vesting (3)

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models. As of January 1, 2025, we purchased three layers of excess catastrophe reinsurance providing $675,000 of coverage for property losses in excess of $75,000 up to a maximum of $750,000. Our reinsurers’ co-participation is 85.0% of $75,000 for the 1st layer, 85.0% of $250,000 for the 2nd layer, and 85.0% of $350,000 for the 3rd layer. As a result of the changes to the models, our catastrophe reinsurance in 2025 protects us in the event of a “138-year storm” (that is, a storm of a severity expected to occur once in a 138-year period). Most of our reinsurers have an A.M. Best rating of “A+” (Superior) or “A” (Excellent).

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing commercial automobile insurance in Massachusetts.

We also had $169,596 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Results of Operations

The following table shows certain of our selected financial results.

	Years Ended December 31,
	2025	2024	2023
Direct written premiums	$1,278,605	$1,193,057	$991,224
Net written premiums	$1,175,637	$1,093,405	$925,295
Net earned premiums	$1,139,011	$1,010,704	$834,414
Net investment income	62,732	55,720	56,377
Earnings from partnership investments	8,461	10,271	5,540
Net realized gains on investments	17,982	7,720	1,327
Change in net unrealized gains on equity securities	(802)	3,951	7,502
Credit loss benefit (expense)	1,198	9	(530)
Commission income	9,498	7,942	6,932
Finance and other service income	25,652	23,700	19,394
Total revenue	1,263,732	1,120,017	930,956
Losses and loss adjustment expenses	797,182	716,637	642,302
Underwriting, operating and related expenses	330,396	305,322	256,580
Other expense	7,941	7,683	6,836
Interest expense	1,530	509	818
Total expenses	1,137,049	1,030,151	906,536
Income before income taxes	126,683	89,866	24,420
Income tax expense	27,428	19,132	5,545
Net income	$99,255	$70,734	$18,875
Earnings per weighted average common share:
Basic	$6.72	$4.79	$1.28
Diluted	$6.70	$4.78	$1.28
Cash dividends paid per common share	$3.64	$3.60	$3.60

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$99,255	$70,734	$18,875
Exclusions from net income:
Net realized gains on investments	(17,982)	(7,720)	(1,327)
Change in net unrealized gains on equity securities	802	(3,951)	(7,502)
Credit loss (benefit) expense	(1,198)	(9)	530
Income tax expense	3,859	2,453	1,743
Non-GAAP Operating income	$84,736	$61,507	$12,319

Net income per diluted share	$6.70	$4.78	$1.28
Exclusions from net income:
Net realized gains on investments	(1.22)	(0.52)	(0.09)
Change in net unrealized gains on equity securities	0.05	(0.27)	(0.51)
Credit loss (benefit) expense	(0.08)	-	0.04
Income tax expense	0.26	0.17	0.12
Non-GAAP Operating income per diluted share	$5.71	$4.16	$0.84

YEAR ENDED DECEMBER 31, 2025 COMPARED TO YEAR ENDED DECEMBER 31, 2024

Direct Written Premiums.  Direct written premiums for the year ended December 31, 2025 increased by $85,548, or 7.2%, to $1,278,605 from $1,193,057 for the comparable 2024 period. The increase in direct written premium is primarily driven by rate increases. For the year ended December 31, 2025, average written premium per policy increased 8.1%, 4.6% and 9.7% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2024.

Net Written Premiums.  Net written premiums for the year ended December 31, 2025 increased by $82,232, or 7.5%, to $1,175,637 from $1,093,405 for the comparable 2024 period. The 2025 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the year ended December 31, 2025 increased by $128,307, or 12.7%, to $1,139,011 from $1,010,704 for the comparable 2024 period. The 2025 increase was primarily due to the factors that increased direct written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Year Ended December 31,
	2025	2024
Written Premiums
Direct	$1,278,605	$1,193,057
Assumed	23,765	20,279
Ceded	(126,733)	(119,931)
Net written premiums	$1,175,637	$1,093,405

Earned Premiums
Direct	$1,244,722	$1,102,695
Assumed	22,760	18,874
Ceded	(128,471)	(110,865)
Net earned premiums	$1,139,011	$1,010,704

Net Investment Income.  Net investment income for the year ended December 31, 2025 increased by $7,012, or 12.6%, to $62,732 from $55,720 for the comparable 2024 period. The increase was primarily driven by higher assets under management, reinvestment rates that exceeded the yields on maturing securities, and strong alternative asset returns. Net effective annual yield on the investment portfolio was 4.0% for the year ended December 31, 2025, compared to 3.9% for comparable 2024 period. Our duration was 3.9 years at December 31, 2025, compared to 3.5 years at December 31, 2024.

Earnings from Partnership Investments. Earnings from partnership investments were $8,461 for the year ended December 31, 2025 compared to $10,271 for the year ended December 31, 2024. The 2025 earnings reflect a decrease in investment appreciation and distribution of investment returns compared to the prior year. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments.  Net realized gains on investments were $17,982 for the year ended December 31, 2025 compared to $7,720 for the comparable 2024 period. The increase was primarily driven by gains realized from the sale of mutual fund holdings within our equity security portfolio.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of December 31, 2025

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$4,211	$—	$22	$(28)	$4,205
Obligations of states and political subdivisions	38,837	—	532	(1,651)	37,718
Residential mortgage-backed securities (1)	376,354	—	5,075	(15,382)	366,047
Commercial mortgage-backed securities	162,755	—	702	(6,439)	157,018
Other asset-backed securities	170,332	—	373	(1,196)	169,509
Corporate and other securities	584,746	—	7,431	(11,126)	581,051
Subtotal, fixed maturity securities	1,337,235	—	14,135	(35,822)	1,315,548
Equity securities (2)	201,591	—	27,327	(7,965)	220,953
Other invested assets (4)	151,020	—	—	—	151,020
Totals	$1,689,846	$—	$41,462	$(43,787)	$1,687,521

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

(3) Our investment portfolio included 700 securities in an unrealized loss position at December 31, 2025.

(4)  Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by rating was as follows:

	As of December 31, 2025
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$366,047	27.8%
Aaa/Aa	326,018	24.8
A	291,463	22.1
Baa	219,395	16.7
Ba	55,035	4.2
B	44,332	3.4
Caa/Ca	1,293	0.1
Not rated	11,965	0.9
Total	$1,315,548	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

As of December 31, 2025, the fixed maturity portfolio was primarily composed of investment‑grade corporate securities, U.S. government and agency securities, asset‑backed securities, and investment‑grade collateralized loan obligations (“CLOs”). During the year, management undertook a strategic repositioning that reduced exposure to below‑investment‑grade senior secured bank loans and increased allocations to investment‑grade CLOs. These actions resulted in an improvement in the overall credit quality of the portfolio. The portion of our non‑investment‑grade fixed maturity portfolio is primarily comprised of high‑yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also presents the length of time that they have been in a continuous unrealized loss position of December 31, 2025.

	As of December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,474	$28	$1,474	$28
Obligations of states and political subdivisions	1,199	6	10,684	1,645	11,883	1,651
Residential mortgage-backed securities	26,318	153	156,857	15,229	183,175	15,382
Commercial mortgage-backed securities	15,491	108	103,960	6,331	119,451	6,439
Other asset-backed securities	95,322	146	10,113	1,050	105,435	1,196
Corporate and other securities	91,652	464	176,063	10,662	267,715	11,126
Subtotal, fixed maturity securities	229,982	877	459,151	34,945	689,133	35,822
Equity securities	68,924	5,162	7,967	2,803	76,891	7,965
Total temporarily impaired securities	$298,906	$6,039	$467,118	$37,748	$766,024	$43,787

The Company’s analysis of its fixed maturity portfolio as of December 31, 2025 concluded that none of the unrealized losses in the fixed maturity portfolio were due to credit factors; therefore, no allowance for credit losses was recorded compared to an allowance of $1,198 as of December 31, 2024. The Company concluded that, other than securities previously identified as credit-impaired, the unrealized losses recorded on the fixed maturity portfolio at December 31, 2025 and 2024 were driven by changes in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Commission Income: Commission income includes revenues from new and renewal commissions paid by insurance carriers, which we recognize when earned. Commission income was $9,498 and $7,942 for the years ended December 31, 2025 and 2024, respectively. The year-over-year change is driven by policy count growth and increased premium rates across the property and casualty insurance market.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income increased by $1,952, or 8.2%, to $25,652 for the year ended December 31, 2025 from $23,700 for the comparable 2024 period. The increase is primarily driven by the increase in policy counts and changes to our fee assessment policies.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the year ended December 31, 2025 increased by $80,545, or 11.2%, to $797,182 from $716,637 for the comparable 2024 period.

Our GAAP loss ratio for the years ended December 31, 2025 and 2024 were 70.0% and 70.9%, respectively. Our GAAP loss ratio excluding loss adjustment expenses was 62.3% and 62.6% for the years ended December 31, 2025 and 2024, respectively. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2025 was $44,552, compared to $51,894 for the comparable 2024 period. The decrease in favorable prior year development in 2025 is primarily attributable to the inclusion of $8,644 of FAIR Plan development in the prior year.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the year ended December 31, 2025 increased by $25,074, or 8.2%, to $330,396 from $305,322 for the comparable 2024 period. The increase is driven by an increase in base commissions resulting from the increase in written premiums. Our GAAP expense ratio for the year ended December 31, 2025 decreased to 29.0% from 30.2% for the comparable 2024 period due to higher earned premium.

Other Expense: Other expense includes the operating and related expenses associated with SNIA.

Interest Expense.  Interest expense was $1,530 and $509 for the years ended December 31, 2025 and 2024, respectively. The credit facility commitment fee included in interest expense was $14 and $60 for the years ended December 31, 2025 and 2024, respectively. The increase in interest expense during the current year is primarily due to the new borrowings under the Company’s existing Credit Agreement with Citizens Bank on March 27, 2025, which carries an interest rate of SOFR rate plus 1.25%, compared to the repaid FHLB loan that had a fixed rate of 1.42%. Additionally, the Company no longer incurs a credit facility commitment fee as of March 27, 2025, since a loan is currently outstanding under the facility. For further information, refer to Item 8 – Financial Statements and Supplementary Data, Note 10, Debt, of this Form 10‑K.

Income Tax Expense.  Our effective tax rates were 21.7% and 21.3% for the years ended December 31, 2025 and 2024, respectively. The effective rates for the year ended December 31, 2025 and 2024 were higher than the statutory rate primary due to the impact of stock-based and executive compensation.

The comparison of results for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025.

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

Net cash provided by operating activities was $194,498, $128,688, and $52,114 during the years ended December 31, 2025, 2024, and 2023, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $125,706 and $54,541 during the years ended December 31, 2025 and 2024, respectively. Net cash provided by investing activities was $24,269 for the year ended December 31, 2023. This fluctuation was driven by purchases exceeding proceeds from sales, paydowns, calls and maturities of fixed maturity and equity securities in 2025.

Net cash used for financing activities was $53,865, $53,325, and $63,531 during the years ended December 31, 2025, 2024 and 2023, respectively. Net cash used for financing activities during the year ended December 31, 2025 consisted of dividend payments to shareholders, the acquisition of treasury stock and payments on a loan that matured during the year, partially offset by proceeds from a new loan.

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

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our Insurance Subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2025, the statutory surplus of Safety Insurance was $833,432, and its net income for 2025 was $83,092. As a result, a maximum of $83,343 is available in 2026 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $750,089 at December 31, 2025. During the twelve months ended December 31, 2025, Safety Insurance paid dividends to Safety of $51,993.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2025 and 2024 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2024	March 1, 2024	March 15, 2024	$0.90	$13,280
May 8, 2024	June 1, 2024	June 15, 2024	$0.90	$13,308
August 7, 2024	September 3, 2024	September 13, 2024	$0.90	$13,314
November 5, 2024	December 2, 2024	December 13, 2024	$0.90	$13,264
February 14, 2025	March 3, 2025	March 14, 2025	$0.90	$13,370
May 7, 2025	June 2, 2025	June 13, 2025	$0.90	$13,384
August 6, 2025	September 2, 2025	September 15, 2025	$0.92	$13,641
November 5, 2025	December 1, 2025	December 15, 2025	$0.92	$13,557

On February 13, 2026, our Board approved and declared a quarterly cash dividend on our common stock of $0.92 per share to be paid on March 13, 2026 to shareholders of record on March 2, 2026. We plan to continue to declare and pay quarterly cash dividends in 2026, depending on our financial position and the regularity of our cash flows.

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

During the three months ended December 31, 2025, the Company purchased 262,370 shares at a cost of $20,000. No share purchases were made by the Company during the three months ended December 31, 2024. For the year ended December 31, 2025, the Company purchased 262,370 shares at a cost of $20,000. No shares were purchased by the Company during the year ended December 31, 2024. Included in the cost of treasury stock acquired during 2025, in the consolidated statement of shareholders’ equity, is the one percent excise tax imposed as part of the Inflation Reduction Act, which became effective January 1, 2023. As of December 31, 2025 and 2024, the Company had purchased 3,478,060 and 3,215,690 shares at cost of $175,240 and $155,240, respectively

Management believes that the current level of cash flow from operations provides us with sufficient liquidity to meet our operating needs over the next 12 months. We expect to be able to continue to meet our operating needs after the next 12 months from internally generated funds. Since our ability to meet our obligations in the long term (beyond such twelve-month period) is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs. We expect that we would need to borrow or issue capital stock if we needed additional funds, for example, to pay for an acquisition or a significant expansion of our operations. There can be no assurance that sufficient funds for any of the foregoing purposes would be available to us at such time.

Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments.

As of December 31, 2025, the Company had loss and LAE reserves of $761,739, unpaid reinsurance recoverables of $149,441 and net loss and LAE reserves of $612,298. Our loss and LAE reserves are estimates as described in more detail under Critical Accounting Policies and Estimates. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments.

As part of the Company’s investment activity, we have committed $170,000 to investments in limited partnerships. The Company has contributed $152,626 to these commitments as of December 31, 2025. As of December 31, 2025, the remaining committed capital that could be called is $29,112, which includes potential recallable capital distributions.

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

 Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $573,526 to $640,415 as of December 31, 2025 compared to a range of $497,512 to $566,772 as of December 31, 2024. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and loss adjustment expense reserves based upon the analysis of our actuaries was $612,298 as of December 31, 2025 compared to $540,877 as of December 31, 2024.

 The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2025.

	As of December 31, 2025
Line of Business	Low	Recorded	High
Private passenger automobile	$288,180	$303,850	$313,932
Commercial automobile	116,109	128,123	138,377
Homeowners	109,020	113,588	116,109
All other	60,217	66,737	71,997
Total	$573,526	$612,298	$640,415

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2025.

	As of December 31, 2025
Line of Business	Case	IBNR	Total
Private passenger automobile	$350,959	(47,117)	$303,842
CAR assumed private passenger auto	-	8	8
Commercial automobile	86,764	8,078	94,842
CAR assumed commercial automobile	19,763	13,518	33,281
Homeowners	123,552	(9,964)	113,588
All other	52,000	14,737	66,737
Total net reserves for losses and LAE	$633,038	$(20,740)	$612,298

At December 31, 2025 and 2024, our total IBNR reserves for our private passenger automobile line of business were comprised of ($90,414) and ($98,528) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $43,297 and $41,462 related to our estimation for not yet reported losses, respectively.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves. The IBNR reserves for CAR assumed commercial automobile business are 40.6% of our total reserves for CAR assumed commercial automobile business as of December 31, 2025 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31, 2025.

	As of December 31, 2025
Line of Business	Retained	Assumed	Net
Private passenger automobile	$303,842
CAR assumed private passenger automobile		$8
Net private passenger automobile			$303,850
Commercial automobile	94,842
CAR assumed commercial automobile		33,281
Net commercial automobile			128,123
Homeowners	113,588	—	113,588
All other	66,737	—	66,737
Total net reserves for losses and LAE	$579,009	$33,289	$612,298

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the twelve months ended December 31, 2025, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $11,391. Each 1 percentage-point change in the loss and loss expense ratio would have had a $8,999 effect on net income, or $0.61 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the twelve months ended December 31, 2025. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(6,077)	$(3,038)	$—
Estimated increase in net income	4,801	2,400	—
No Change in Severity
Estimated (decrease) increase in reserves	(3,038)	—	3,038
Estimated increase (decrease) in net income	2,400	—	(2,400)
+1 Percent Change in Severity
Estimated increase in reserves	—	3,038	6,077
Estimated decrease in net income	—	(2,400)	(4,801)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,897)	(948)	—
Estimated increase in net income	1,499	749	—
No Change in Severity
Estimated (decrease) increase in reserves	(948)	—	948
Estimated increase (decrease) in net income	749	—	(749)
+1 Percent Change in Severity
Estimated increase in reserves	—	948	1,897
Estimated decrease in net income	—	(749)	(1,499)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(2,272)	(1,136)	—
Estimated increase in net income	1,795	897	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,136)	—	1,136
Estimated increase (decrease) in net income	897	—	(897)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,136	2,272
Estimated decrease in net income	—	(897)	(1,795)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,335)	(667)	—
Estimated increase in net income	1,054	527	—
No Change in Severity
Estimated (decrease) increase in reserves	(667)	—	667
Estimated increase (decrease) in net income	527	—	(527)
+1 Percent Change in Severity
Estimated increase in reserves	—	667	1,335
Estimated decrease in net income	—	(527)	(1,054)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2025. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(333)	$333
Estimated increase (decrease) in net income	263	(263)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $44,552, $51,894 and $47,381 during the years ended December 31, 2025, 2024, and 2023, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2025, 2024 and 2023, respectively. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

	Year Ended December 31,
Accident Year	2025	2024	2023
2015 & prior	$(770)	$(3,529)	$(4,381)
2016	(494)	(1,335)	(1,484)
2017	(615)	(1,476)	(3,836)
2018	(936)	(2,563)	(3,892)
2019	(1,612)	(3,704)	(7,451)
2020	(2,527)	(3,484)	(10,212)
2021	(2,727)	(7,031)	(7,246)
2022	(1,993)	(5,079)	(8,879)
2023	(11,668)	(23,693)	—
2024	(21,210)	—	—
All prior years	$(44,552)	$(51,894)	$(47,381)

At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $44,552, $51,894, and $47,381 for the years ended 2025, 2024, and 2023, respectively. The decreases in prior year reserves in 2025 resulted from re-estimations of prior years’ ultimate loss and LAE liabilities and are primarily composed of reductions of $13,732 in our retained automobile reserves and $28,809 in our retained other than auto and homeowner’s reserves. The decreases in prior year reserves in 2024 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $12,742 in our retained automobile reserves and $29,286 in our retained other than auto and homeowner reserves. The decrease in prior year reserves during 2023 are primarily composed of reductions of $15,451 in our retained automobile reserves and $29,782 in our retained homeowners reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2025.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2015 & prior	$(469)	$—	$(199)	$(102)	$(770)
2016	(26)	(5)	(333)	(130)	(494)
2017	59	(237)	(88)	(349)	(615)
2018	292	(30)	(311)	(887)	(936)
2019	544	(689)	(132)	(1,335)	(1,612)
2020	274	(317)	(785)	(1,699)	(2,527)
2021	272	(538)	(634)	(1,827)	(2,727)
2022	3,423	(906)	(2,575)	(1,935)	(1,993)
2023	(157)	(1,645)	(8,129)	(1,737)	(11,668)
2024	(12,452)	(3,136)	(3,384)	(2,238)	(21,210)
All prior years	$(8,240)	$(7,503)	$(16,570)	$(12,239)	$(44,552)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the year ended December 31, 2025 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2015 & prior	$(469)	$—	$(199)	$(102)	$(770)
2016	(26)	(5)	(333)	(130)	(494)
2017	59	(237)	(88)	(349)	(615)
2018	292	(25)	(311)	(887)	(931)
2019	544	(471)	(132)	(1,335)	(1,394)
2020	274	(40)	(785)	(1,699)	(2,250)
2021	272	(367)	(634)	(1,827)	(2,556)
2022	3,423	(748)	(2,575)	(1,935)	(1,835)
2023	(157)	(1,091)	(8,129)	(1,737)	(11,114)
2024	(12,452)	(2,508)	(3,384)	(2,238)	(20,582)
All prior years	$(8,240)	$(5,492)	$(16,570)	$(12,239)	$(42,541)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the year ended December 31, 2025.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Total
2015 & prior	$—	$—	$—
2016	—	—	—
2017	—	—	—
2018	—	(5)	(5)
2019	—	(218)	(218)
2020	—	(277)	(277)
2021	—	(171)	(171)
2022	—	(158)	(158)
2023	—	(554)	(554)
2024	—	(628)	(628)
All prior years	$—	$(2,011)	$(2,011)

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of December 31, 2025
Estimated fair value	$1,378,973	$1,315,548	$1,251,890
Estimated increase (decrease) in fair value	$63,425	$—	$(63,658)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2025, we had $50,000 of debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $1000 for 2025, assuming that all of such debt is outstanding for the entire year.

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

SAFETY INSURANCE GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Safety Insurance Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Safety Insurance Group, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Given the subjectivity associated with assumptions and methodologies used in determining the estimated ultimate cost to settle the liabilities for certain long tail reported and unreported losses due to uncertainties caused by various factors including frequency and severity of claims, as well as future legislative, judicial, and legal uncertainties, performing audit procedures to evaluate whether the ultimate cost of loss and loss adjustment expense reserves were appropriately recorded as of December 31, 2025, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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

February 27, 2026

We have served as the Company’s auditor since 2021.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,	December 31,
	2025	2024

Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,337,235 and $1,181,038, allowance for expected credit losses of $0 and $1,198)	$1,315,548	$1,115,218
Short-term investments, at fair value (cost: $0 and $19,970)	—	19,975
Equity securities, at fair value (cost: $201,591 and $201,258)	220,953	221,422
Other invested assets	151,020	156,444
Total investments	1,687,521	1,513,059
Cash and cash equivalents	73,901	58,974
Accounts receivable, net of allowance for expected credit losses of $802 and $918	320,187	306,465
Receivable for securities sold	4,269	568
Accrued investment income	12,169	7,426
Receivable from reinsurers related to paid loss and loss adjustment expenses	9,433	26,386
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	149,441	130,792
Ceded unearned premiums	39,674	41,413
Deferred policy acquisition costs	111,791	105,474
Deferred income taxes	4,116	11,200
Equity and deposits in pools	4,197	3,740
Operating lease right-of-use-assets	11,861	15,733
Goodwill	17,093	17,093
Intangible assets	6,783	7,730
Other assets	18,672	24,037
Total assets	$2,471,108	$2,270,090

Liabilities
Losses and loss adjustment expense reserves	$761,739	$671,669
Unearned premium reserves	654,803	619,916
Accounts payable and accrued liabilities	80,461	77,276
Payable for securities purchased	846	6,949
Payable to reinsurers	15,184	19,074
Taxes payable	3,903	1,009
Short-term debt	—	30,000
Long-term debt	50,000	—
Operating lease liabilities	11,861	15,733
Total liabilities	1,578,797	1,441,626

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 18,051,631 and 17,995,584 shares issued	181	180
Additional paid-in capital	235,693	230,864
Accumulated other comprehensive loss, net of taxes	(17,133)	(51,047)
Retained earnings	844,063	798,760
Treasury stock, at cost: 3,419,947 and 3,157,577 shares	(170,493)	(150,293)
Total shareholders’ equity	892,311	828,464
Total liabilities and shareholders’ equity	$2,471,108	$2,270,090

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023

Net earned premiums	$1,139,011	$1,010,704	$834,414
Net investment income	62,732	55,720	56,377
Earnings from partnership investments	8,461	10,271	5,540
Net realized gains on investments	17,982	7,720	1,327
Change in net unrealized gains on equity securities	(802)	3,951	7,502
Credit loss benefit (expense)	1,198	9	(530)
Commission income	9,498	7,942	6,932
Finance and other service income	25,652	23,700	19,394
Total revenue	1,263,732	1,120,017	930,956

Losses and loss adjustment expenses	797,182	716,637	642,302
Underwriting, operating and related expenses	330,396	305,322	256,580
Other expense	7,941	7,683	6,836
Interest expense	1,530	509	818
Total expenses	1,137,049	1,030,151	906,536

Income before income taxes	126,683	89,866	24,420
Income tax expense	27,428	19,132	5,545
Net income	$99,255	$70,734	$18,875

Earnings per weighted average common share:
Basic	$6.72	$4.79	$1.28
Diluted	$6.70	$4.78	$1.28

Cash dividends paid per common share	$3.64	$3.60	$3.60

Number of shares used in computing earnings per share:
Basic	14,711,942	14,692,089	14,663,730
Diluted	14,745,125	14,717,118	14,710,131

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$99,255	$70,734	$18,875

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of income tax expense of $12,791, $2,191, and $7,548.	48,120	8,243	28,395
Reclassification adjustment for net realized gains on investments included in net income, net of income tax expense of ($3,776), ($1,621), and ($279).	(14,206)	(6,099)	(1,048)
Other comprehensive income, net of tax:	33,914	2,144	27,347

Comprehensive income	$133,169	$72,878	$46,222

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	(Loss) Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at January 1, 2023	$179	222,049	(80,538)	815,309	(145,000)	$811,999
Net income	—	—	—	18,875	—	18,875
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	27,347	—	—	27,347
Recognition of employee share-based compensation	—	4,331	—	—	—	4,331
Dividends paid and accrued	—	—	—	(52,992)	—	(52,992)
Acquisition of treasury stock	—	—	—	—	(5,293)	(5,293)
Balance at December 31, 2023	179	226,380	(53,191)	781,192	(150,293)	804,267
Net income	—	—	—	70,734	—	70,734
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	2,144	—	—	2,144
Restricted share awards issued	1	—	—	—	—	1
Recognition of employee share-based compensation	—	4,484	—	—	—	4,484
Dividends paid and accrued	—	—	—	(53,166)	—	(53,166)
Balance at December 31, 2024	180	230,864	(51,047)	798,760	(150,293)	828,464
Net income	—	—	—	99,255	—	99,255
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	33,914	—	—	33,914
Restricted share awards issued	1	—	—	—	—	1
Recognition of employee share-based compensation	—	4,829	—	—	—	4,829
Dividends paid and accrued	—	—	—	(53,952)	—	(53,952)
Acquisition of treasury stock	—	—	—	—	(20,200)	(20,200)
Balance at December 31, 2025	$181	$235,693	$(17,133)	$844,063	$(170,493)	$892,311

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$99,255	$70,734	$18,875
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Investment amortization, net	(1,571)	719	(310)
Fixed asset depreciation, net	6,777	9,465	6,949
Stock based compensation	4,830	4,484	4,332
Credit for deferred income taxes	(1,931)	380	1,655
Net realized gains on investments	(16,765)	(7,720)	(1,327)
Credit loss (benefit) expense	(1,198)	(9)	530
Earnings from partnership investments	500	(7,588)	(4,635)
Change in net unrealized gains on equity securities	697	(3,951)	(7,502)
Changes in assets and liabilities:
Accounts receivable, net	(13,722)	(49,778)	(64,145)
Accrued investment income	(4,743)	(165)	951
Receivable from reinsurers	(1,696)	(31,426)	(19,370)
Ceded unearned premiums	1,739	(9,067)	(3,893)
Deferred policy acquisition costs	(6,317)	(13,557)	(16,335)
Taxes payable	2,894	1,632	(2,405)
Other assets	1,586	13,559	(2,128)
Losses and loss adjustment expense reserves	90,070	68,588	53,483
Unearned premium reserves	34,887	91,766	94,775
Accounts payable and accrued liabilities	3,096	13,200	(9,341)
Payable to reinsurers	(3,890)	3,133	4,497
Other liabilities	—	(25,711)	(2,542)
Net cash provided by operating activities	194,498	128,688	52,114

Cash flows from investing activities:
Fixed maturities purchased	(537,381)	(269,889)	(91,674)
Short-term investments purchased	—	(19,580)	—
Equity securities purchased	(122,074)	(55,920)	(50,849)
Other invested assets purchased	(7,944)	(11,352)	(19,066)
Proceeds from sales and paydowns of fixed maturities	294,069	151,220	102,143
Proceeds from maturities, redemptions, and calls of fixed maturities	70,031	60,624	19,542
Proceeds from maturities of short-term investments	20,000	—
Proceed from sales of equity securities	148,376	85,489	64,691
Proceeds from other invested assets redeemed	11,725	11,298	3,377
Acquisition, net of cash received	—	(2,065)	(2,112)
Fixed assets purchased	(2,508)	(4,366)	(1,783)
Net cash (used for) provided by investing activities	(125,706)	(54,541)	24,269

Cash flows from financing activities:
Proceeds from Citizens loan	50,000	—	—
Proceeds from FHLB loan	—	15,000	20,000
Payments on FHLB loan	(30,000)	(15,000)	(25,000)
Dividends paid to shareholders	(53,865)	(53,325)	(53,291)
Acquisition of treasury stock	(20,000)	—	(5,240)
Net cash used for financing activities	(53,865)	(53,325)	(63,531)

Net (decrease) increase in cash and cash equivalents	14,927	20,822	12,852
Cash and cash equivalents at beginning of year	58,974	38,152	25,300
Cash and cash equivalents at end of period	$73,901	$58,974	$38,152

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes, net of refunds	$26,856	$16,515	$6,072
Interest	$1,435	$510	$811

The accompanying notes are an integral part of these financial statements.

In this Form 10-K, Notes to the Consolidated Financial Statements, dollar amounts are presented in thousands, except per share data.

1.	Basis of Presentation

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

The Company is a leading provider of property and casualty insurance in Massachusetts, New Hampshire and Maine. The Company’s principal product line is private passenger automobile insurance, which accounted for 54.9% of its direct written premiums in 2025. The Company primarily operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, and Safety Northeast Insurance Company (together referred to as the “Insurance Subsidiaries”).

SNIA provides personal and commercial property and casualty insurance products to customers on behalf of the Insurance Subsidiaries and third-party insurance carriers. All intercompany commission transactions, including commission income and underwriting, operating and related expenses, have been eliminated. Eliminated commission income totaled $1,122 and $1,069 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, fiduciary assets held by SNIA were immaterial and less than $275.

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

2.	Summary of Significant Accounting Policies

Investments

Investments in fixed maturities, which include taxable and non-taxable bonds, are reported at fair value. Fair values for fixed maturity securities are based on estimates obtained from independent pricing services. Unrealized gains or losses on fixed maturity securities reported at fair value are excluded from earnings and reported in a separate component of shareholder’s equity known as “accumulated other comprehensive income net of taxes” until realized. For fixed maturities that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component as credit loss expense. The impairment related to all other factors (non-credit factors) is reported in accumulated other comprehensive income. The allowance for expected credit losses is adjusted for any additional credit losses and subsequent recoveries. Upon recognizing a credit loss, the cost basis is not adjusted. See Note 3, Investments, for further details of the Company’s accounting for impairments of available-for-sale investments.

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

Other invested assets consist primarily of investments in limited partnerships. The partnership interest is accounted for using the equity method of accounting and recorded in earnings from partnership investments. The carrying value of these investments are written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, generally on a three-month lag.

As an element of the FAIR Plan Restructuring, in a non-cash transaction, the Company liquidated its net asset position in the FAIR Plan and established Investment in FAIR Plan Trust. The Company’s Investment in FAIR Plan Trust is adjusted to its current fair value on a quarterly basis based on information from the FAIR Plan, with changes recognized through earnings. As of December 31, 2025 and 2024, the Company’s Investment in the FAIR Plan Trust of $14,209 and $14,477, respectively, was included in other invested assets. As of December 31, 2025 and 2024, the Company recognized $616 and $247, respectively, of income in earnings from partnership investments from its Investment in FAIR Plan Trust.

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

Accounts Receivable

Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2025 and 2024, these allowances were $802 and $918, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

Amounts that vary with and are primarily related to the successful acquisition of a new or renewal insurance contract, principally commissions, premium taxes and certain other costs, are deferred and amortized ratably over the effective period of the policy. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is not taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $220,893, $207,016 and $161,630 were included in underwriting, operating and other expenses for the years ended 2025, 2024 and 2023, respectively.

Equity and Deposits in Pools

Equity and deposits in pools represents the net receivable amounts from the residual market mechanism, Commonwealth Automobile Reinsurers (“CAR”) for automobile insurance in Massachusetts. See Note 11, Reinsurance, for a discussion of the Company’s accounting for amounts assumed from the residual market.

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

Business Combinations

The Company accounts for acquisitions of entities that qualify as businesses using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Purchase consideration is allocated to the assets acquired, including customer relationship intangible assets, and liabilities assumed based on their estimated fair values at acquisition. Management estimated the fair value of such intangible assets using an income approach that considered cash flows expected to be generated by the acquired business relationships, a weighted average cost of capital discount rate reflecting the relative risk of achieving the anticipated cash flows, profits, the time value of money, and other relevant inputs. The excess of the total purchase consideration over the fair value of the identified net assets acquired is recognized as goodwill. The results of acquired businesses are included in the results of operations beginning from the date of acquisition. Acquisition-related costs are expensed as incurred. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the allocation of purchase consideration and to the fair values of assets acquired and liabilities assumed to the extent that additional information becomes available. After this period, any subsequent adjustments are recorded in earnings.

Goodwill

Goodwill generated through acquisition is carried at cost, net of impairments. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently when indicators of potential impairment exist. Management first evaluates impairment of goodwill by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after performing the qualitative assessment, management determines it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative assessment to determine the fair value of the reporting unit. Management’s determination of the fair value of the reporting unit incorporates multiple inputs into discounted cash flow calculations, including levels of economic capital required to support the business, future business growth, earnings projections, and the weighted average cost of capital used for purposes of discounting. Goodwill is impaired up to the amount that the carrying value of the reporting unit exceeds the fair value. The Company did not recognize any goodwill impairments during the years ended December 31, 2025, 2024 and 2023.

Intangible Assets

Acquired intangible assets are amortized over their useful lives on a straight-line basis over the period of expected benefit, generally 10 years. The Company recognized $948, $885 and $816 of amortization expense for the years ended December 31, 2025, 2024 and 2023, respectively, and expects to recognize $948 of amortization expense annually through July 31, 2034. Intangible assets are assessed for impairment generally when events or circumstances indicate a potential impairment. If it is determined that the carrying amount of the asset is not recoverable, the asset is written down to fair value and an impairment loss is recognized. The Company did not identify any impairment indicators during the years ended December 31, 2025, 2024 and 2023.

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

Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $15,546 and $10,144 at December 31, 2025 and 2024, respectively.

Finance and other service income primarily include revenues from premium installment charges, which are recognized when earned.

Commission revenue includes new and renewal commissions paid by insurance carriers. These commissions are earned at the later of the effective date or billing date, as all rights are passed to the insured, the obligation to pay a claim resides with the insurance carrier, and no further performance obligation exists for the Company. Under the terms of its contracts with insurance carriers, the Company can earn additional, variable commission revenue in the form of annual contingent underwriting commissions (“CUC”) based on the underwriting performance of the insurance book of business. Each carrier contract and related CUC is calculated independently. Under ASC 606, the Company must estimate the amount of consideration that will be received in the coming year such that a significant reversal of revenue is not probable. As such, CUC is recognized as a contract asset as policies are issued using applicable premium and payout factors based on the estimated loss ratio from the contract. Other expenses represent commissions remitted to insurance carriers by SNIA.

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

Advertising Costs

Advertising costs are charged to expense when they are incurred. Total advertising costs were $2,544, $2,125 and $2,405 for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in underwriting, operating and related expenses.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Years Ended December 31,
	2025	2024	2023
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$99,255	$70,734	$18,875
Allocation for participating shares	(457)	(318)	(85)
Net income from continuing operations attributed to common shareholders	$98,798	$70,416	$18,790
Earnings per share denominator - basis and diluted
Total weighted average common shares outstanding, including participating shares	14,780,289	14,757,905	14,730,547
Less: weighted average participating shares	(68,347)	(65,816)	(66,817)
Basic earnings per share denominator	14,711,942	14,692,089	14,663,730
Common equivalent shares- non-vested performance stock grants	33,183	25,029	46,401
Diluted earnings per share denominator	14,745,125	14,717,118	14,710,131

Basic earnings per share	$6.72	$4.79	$1.28
Diluted earnings per share	$6.70	$4.78	$1.28

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$6.72	$4.79	$1.28
Dividends declared	(3.64)	(3.60)	(3.60)
Undistributed earnings	$3.08	$1.19	$(2.32)

Net income from continuing operations attributable to common shareholders -Diluted	$6.70	$4.78	$1.28
Dividends declared	(3.64)	(3.60)	(3.60)
Undistributed earnings	$3.06	$1.18	$(2.32)

Diluted EPS excludes non vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive non-vested performance stock grants for the years ended December 31, 2025, 2024 and 2023.

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

See Note 7, Share-Based Compensation, for further information regarding share-based compensation.

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

Segments

The Company has one reportable operating segment, property and casualty insurance operations. Property and casualty insurance operations accounted for substantially all of the Company’s operations in 2025, 2024, and 2023. The Company’s business is organized around private passenger automobile insurance in Massachusetts sold exclusively through independent agents and offers other personal and commercial insurance as complementary products. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updates the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. This ASU was effective for fiscal years starting January 1, 2025 and was applied on a prospective basis. Refer to Note 13, Income Taxes, for the enhanced disclosures required by this ASU.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. Under the new guidance, costs associated with software developed for internal use will now be capitalized when management authorizes a project and when it is probable the project will be completed and used to perform the function intended, rather than when a project reaches the application development stage under existing guidance. The guidance is effective beginning January 1, 2028, with early adoption permitted, and can be applied prospectively, retrospectively, or on a modified retrospective basis. The Company has not yet determined the transition method or timing for adoption; however, the adoption of this guidance is not expected to have a significant impact on the consolidated financial position, results of operations, or cash flows.

3.	Investments

The gross unrealized gains and losses on investments in fixed maturity securities, and equity securities, including interests in mutual funds, and other invested assets, were as follows for the periods indicated.

	As of December 31, 2025

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$4,211	$—	$22	$(28)	$4,205
Obligations of states and political subdivisions	38,837	—	532	(1,651)	37,718
Residential mortgage-backed securities (1)	376,354	—	5,075	(15,382)	366,047
Commercial mortgage-backed securities	162,755	—	702	(6,439)	157,018
Other asset-backed securities	170,332	—	373	(1,196)	169,509
Corporate and other securities	584,746	—	7,431	(11,126)	581,051
Subtotal, fixed maturity securities	1,337,235	—	14,135	(35,822)	1,315,548
Equity securities (2)	201,591	—	27,327	(7,965)	220,953
Other invested assets (4)	151,020	—	—	—	151,020
Totals	$1,689,846	$—	$41,462	$(43,787)	$1,687,521

	As of December 31, 2024

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,418	$—	$2	$(77)	$2,343
Obligations of states and political subdivisions	38,581	—	170	(2,585)	36,166
Residential mortgage-backed securities (1)	327,161	—	601	(26,535)	301,227
Commercial mortgage-backed securities	140,124	—	91	(10,840)	129,375
Other asset-backed securities	65,456	—	155	(1,894)	63,717
Corporate and other securities	607,298	(1,198)	2,734	(26,444)	582,390
Subtotal, fixed maturity securities	1,181,038	(1,198)	3,753	(68,375)	1,115,218
Short-term investments	19,970	—	5	—	19,975
Equity securities (2)	201,258	—	29,244	(9,080)	221,422
Other invested assets (4)	156,444	—	—	—	156,444
Totals	$1,558,710	$(1,198)	$33,002	$(77,455)	$1,513,059
(1)	Residential mortgage-backed securities consist primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 700 and 884 securities in an unrealized loss position at December 31, 2025 and 2024, respectively.
(4)	Other invested assets are generally accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2025
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$7,477	$7,451
Due after one year through five years	303,371	299,617
Due after five years through ten years	296,277	295,111
Due after ten years through twenty years	19,835	19,929
Due after twenty years	834	866
Asset-backed securities	709,441	692,574
Totals	$1,337,235	$1,315,548

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Years Ended December 31,
	2025	2024	2023
Gross realized gains
Fixed maturity securities	$2,296	$1,482	$1,025
Equity securities	30,216	13,304	8,584
Gross realized losses
Fixed maturity securities	(10,844)	(3,020)	(3,577)
Equity securities	(3,686)	(4,046)	(4,705)
Net realized gains on investments	$17,982	$7,720	$1,327

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

The following tables as of December 31, 2025 and 2024 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

The following tables as of December 31, 2025 and 2024 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,474	$28	$1,474	$28
Obligations of states and political subdivisions	1,199	6	10,684	1,645	11,883	1,651
Residential mortgage-backed securities	26,318	153	156,857	15,229	183,175	15,382
Commercial mortgage-backed securities	15,491	108	103,960	6,331	119,451	6,439
Other asset-backed securities	95,322	146	10,113	1,050	105,435	1,196
Corporate and other securities	91,652	464	176,063	10,662	267,715	11,126
Subtotal, fixed maturity securities	229,982	877	459,151	34,945	689,133	35,822
Equity securities	68,924	5,162	7,967	2,803	76,891	7,965
Total temporarily impaired securities	$298,906	$6,039	$467,118	$37,748	$766,024	$43,787

	As of December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,742	$77	$1,742	$77
Obligations of states and political subdivisions	13,289	315	19,209	2,270	32,498	2,585
Residential mortgage-backed securities	94,528	2,401	162,260	24,134	256,788	26,535
Commercial mortgage-backed securities	3,050	9	121,152	10,831	124,202	10,840
Other asset-backed securities	11,298	278	22,018	1,616	33,316	1,894
Corporate and other securities	129,953	2,342	287,179	24,102	417,132	26,444
Subtotal, fixed maturity securities	252,118	5,345	613,560	63,030	865,678	68,375
Equity securities	49,268	4,030	21,285	5,050	70,553	9,080
Total temporarily impaired securities	$301,386	$9,375	$634,845	$68,080	$936,231	$77,455

At December 31, 2025, U.S. Government residential mortgage backed securities with a fair value of $44,702 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 10, Debt. These securities are included in fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

As of December 31, 2025, the Company concluded that none of the unrealized losses in the fixed maturity portfolio were attributable to credit factors; therefore, no allowance for credit losses was recorded, compared to an allowance of $1,198 as of December 31, 2024. The Company concluded that, other than securities previously identified as credit-impaired, the unrealized losses recorded on the fixed maturity portfolio at December 31, 2025 and 2024 were driven by changes in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following tables represent a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Year Ended December 31,
	2025	2024	2023
Beginning of period	$1,198	$1,208	$678
Credit losses on securities with no previously recorded credit losses	303	683	1,395
Net increases (decreases) in allowance on previously impaired securities	29	18	254
Reduction due to sales	(1,530)	(711)	(771)
Write-offs charged against allowance	—	—	(348)
Recoveries of amounts previously written off	—	—	—
Ending balance of period	$—	$1,198	$1,208

The Company holds no subprime mortgage debt securities. All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by nationally recognized rating agencies.

Net Investment Income

The components of net investment income were as follows for the periods indicated.

	Years Ended December 31,
	2025	2024	2023
Interest on fixed maturity securities	$55,620	$47,219	$46,609
Dividends on equity securities	6,725	6,959	7,298
Equity in earnings of other invested assets	4,025	4,654	5,521
Interest on other assets	307	339	219
Total Investment Income	66,677	59,171	59,647
Investment expenses	3,945	3,451	3,270
Net investment income	$62,732	$55,720	$56,377

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, for the years ended December 31, 2025 and 2024, and changes in the allowance for expected credit losses for the years ended December 31, 2025 and 2024.

	At and For the		At and For the		At and For the
	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$306,465	$918	$256,687	$1,053	$192,542	$1,446
Current period change for expected credit losses		3,370		3,106		2,598
Writeoffs of uncollectable accounts receivable		(3,486)		(3,241)		(2,991)
Balance, end of period	$320,187	$802	$306,465	$918	$256,687	$1,053

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represents 95% and 93% of the total reinsurance recoverable on paid and unpaid losses at December 31, 2025 and 2024, respectively. The remaining 5% and 7%, respectively, of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of December 31, 2025 and 2024, all reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at December 31, 2025 or 2024.

5.	Equipment and Leasehold Improvements

The carrying value of equipment and leasehold improvements by classification was as follows for the periods indicated. Equipment and leasehold improvements are included in other assets in the consolidated balance sheets.

	As of December 31,
	2025	2024
Software	$62,491	$58,896
Computer equipment	20,863	20,307
Leasehold improvements	8,264	8,264
Other equipment	3,132	3,132
Furniture and fixtures	4,628	4,628
Total cost	99,378	95,227
Less accumulated depreciation and amortization	92,297	90,687
Equipment and leasehold improvements, net	$7,081	$4,540

Depreciation and amortization expense for the years ended December 31, 2025, 2024, and 2023 was $5,830, $11,505 and $7,840, respectively and is included in underwriting, operating and related expenses.

6.	Employee Benefit Plan

The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the “Retirement Plan”). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan and is allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant’s base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $3,949, $3,761, and $3,788 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The maximum number of shares of common stock between the Amended 2018 Plan and the 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At December 31, 2025, there were 235,663 shares available for future grant.

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

All of the Company’s restricted stock awards are issued as incentive compensation and are equity classified.

The following table summarizes restricted stock activity under the Amended 2018 Plan assuming a target payout for the performance-based shares.

	Years Ended December 31,
	2025		2024		2023
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	63,522	$83.60	66,929	$81.58	63,413	$83.87
Granted	41,489	79.61	39,731	85.30	40,101	80.03
Vested and unrestricted	(35,358)	84.78	(41,354)	82.03	(36,352)	83.87
Forfeited	(410)	81.70	(1,784)	81.93	(233)	81.62
Outstanding at end of period	69,243	82.79	63,522	83.60	66,929	81.58

	Years Ended December 31,
	2025		2024		2023
	Performance-based	Weighted	Performance-based	Weighted	Performance-based	Weighted
	Shares Under	Average	Shares Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	73,232	$83.53	78,991	$81.40	75,069	$84.46
Granted (1)	29,457	79.58	27,082	85.11	30,693	81.81
Vested and unrestricted	(8,541)	84.98	(13,912)	79.27	(26,599)	90.50
Forfeited	(14,489)	84.99	(18,929)	80.04	(172)	83.39
Outstanding at end of period	79,659	83.80	73,232	83.53	78,991	81.40

(1) Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives.

As of December 31, 2025, there was $5,561 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.5 years. The total fair value of the shares that were vested and unrestricted during the years ended December 31, 2025, 2024, and 2023 was $3,723, $4,495 and $5,456, respectively. For the years ended December 31, 2025, 2024, and 2023, the Company recorded compensation expense related to awards under the Incentive Plan of $3,816, $3,542, and $3,422, net of income tax benefit of $1,014, $942, and $910, respectively.

8.	Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $170,000 to investments in limited partnerships. The Company has contributed $152,626 to these commitments as of December 31, 2025.  As of December 31, 2025, the remaining committed capital that could be called is $29,112, which includes potential recallable capital distributions.

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

9. Leases

The Company has various non-cancelable, long-term operating leases, the largest of which are for office space including the corporate headquarters, agency locations, VIP claims centers and law offices. Other operating leases consist of auto leases and various office equipment. The Company has no finance leases. Our leases have remaining lease terms of one year to three years, some of which include options to extend the leases for up to five years.

Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense for our office space, law offices and VIP claims centers was $4,580, $4,832 and $4,294 for the years ended December 31, 2025, 2024, and 2023, respectively. All leases expire prior to 2029. The Company expects that in the normal course of business, leases that expire will be renewed.

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$3,602	$4,001	$4,115

Other information related to leases was as follows:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,218	$4,611
Weighted average remaining lease term
Operating leases	2.95 Years	3.93 Years
Weighted average discount rate
Operating leases	2.47%	2.48%

Maturities of lease liabilities were as follows:

Operating Leases
2026	$4,210
2027	3,995
2028	3,924
Total lease payments	12,129
Less imputed interest	(268)
Total	$11,861

10.	Debt

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of December 31, 2025, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

On March 27, 2025, the Company borrowed $30,000 under the Credit Agreement with Citizens Bank. On November 10, 2025, the Company utilized the accordion feature under the Credit Agreement and borrowed an additional $20,000. Borrowings under the Credit Agreement bear interest at SOFR plus 1.25%. Interest is payable quarterly and the principal is due upon the maturity of the Credit Agreement. Principal may be repaid at any time without penalty. The Company had $50,000 outstanding on its credit facility at December 31, 2025, and no amounts outstanding at December 31, 2024. The credit facility commitment fee included in interest expense was computed at a rate of 0.20% per annum on the $30,000 commitment. Commitment fees were incurred through March 27, 2025, when the Company borrowed under the facility.

Safety Insurance Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At December 31, 2025, the Company has the ability to borrow approximately $269,294 using eligible invested assets that would be used as collateral.

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

The Company estimates the fair value of the FHLB-Boston and the Citizens Bank Credit Agreement loans (the “Loans”) by discounting cash flows using the interest rate stated in the loan agreements, which is an observable input. As such, the Loans are categorized as Level 2 within the fair value hierarchy. The fair value of the outstanding loan with the FHLB-Boston was $0 and $30,088 at December 31, 2025 and 2024, respectively. At December 31, 2024, this loan was fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $47,341. The fair value of the loan under the Credit Agreement with Citizens Bank was $53,386 and $0 at December 31, 2025 and 2024, respectively.

Interest expense on the FHLB-Boston borrowing was $89 and $449 for the years ending December 31, 2025 and 2024, respectively. Interest expense on the Credit Agreement with Citizens Bank was $1,441 and $60 for the years ended December 31, 2025 and 2024, respectively.

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

The Company is subject to concentration of credit risk with respect to reinsurance ceded. At December 31, 2025, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $151,259 and ceded unearned premiums of $36,393 were associated with CAR. At December 31, 2024, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $145,927 and ceded unearned premiums of $38,335 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company’s participation in CAR resulted in assumed net income (loss) of $(2,967), $2,738 and $100 for the years ended December 31, 2025, 2024 and 2023, respectively.

CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

The effect of assumed and ceded premiums on net written and earned premiums and losses and LAE incurred is as follows.

	Years Ended December 31,
	2025	2024	2023
Written Premiums
Direct	$1,278,605	$1,193,057	$991,224
Assumed	23,765	20,279	30,850
Ceded	(126,733)	(119,931)	(96,779)
Net written premiums	$1,175,637	$1,093,405	$925,295

Earned Premiums
Direct	$1,244,722	$1,102,695	$897,598
Assumed	22,760	18,874	29,702
Ceded	(128,471)	(110,865)	(92,886)
Net earned premiums	$1,139,011	$1,010,704	$834,414

Loss and LAE
Direct	$861,713	$786,819	$691,768
Assumed	16,272	11,136	23,706
Ceded	(80,803)	(81,318)	(73,172)
Net loss and LAE	$797,182	$716,637	$642,302

12.	Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Year Ended December 31,
	2025	2024	2023
Reserves for losses and LAE at beginning of year	$671,669	$603,081	$549,598
Less receivable from reinsurers related to unpaid losses and LAE	(130,792)	(112,623)	(93,394)
Net reserves for losses and LAE at beginning of year	540,877	490,458	456,204
Incurred losses and LAE, related to:
Current year	841,734	768,531	689,683
Prior years	(44,552)	(51,894)	(47,381)
Total incurred losses and LAE	797,182	716,637	642,302
Paid losses and LAE related to:
Current year	475,254	449,562	409,634
Prior years	250,507	216,656	198,414
Total paid losses and LAE	725,761	666,218	608,048
Net reserves for losses and LAE at end of period	612,298	540,877	490,458
Plus receivable from reinsurers related to unpaid losses and LAE	149,441	130,792	112,623
Reserves for losses and LAE at end of period	$761,739	$671,669	$603,081

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $44,552, $51,894, and $47,381, for the years ended December 31, 2025, 2024, and 2023, respectively, and resulted from re-estimations of prior years’ ultimate loss and LAE liabilities. The decrease in prior year reserves during 2025 was primarily composed of reductions of $13,732 in the Company’s retained automobile and $28,809 in the Company’s retained other than auto and homeowners reserves. The decrease in prior year reserves during 2024 was primarily composed of reductions of $12,742 in the Company’s retained automobile and $29,286 in the Company’s retained other than auto and homeowners reserves. The decrease in prior year reserves during 2023 was primarily composed of reductions of $15,451 in the Company’s retained automobile and $29,782 in the Company’s retained other than auto and homeowners reserves.

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

The Company’s private passenger automobile line of business prior year reserves decreased during the years ended December 31, 2025, 2024 and 2023 primarily due to improved retained private passenger results. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

The following is information about incurred and paid claims development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our three largest lines of business. The cumulative number of reported claims include claims closed with payment, claims closed without payment and all open claims. It does not include anticipated IBNR claims. For the Private Passenger Automobile and Commercial Automobile lines of business, claim count is defined on a claimant basis where several claim counts may arise from a single auto accident. For Homeowners and all other lines of business, claim count is defined on an accident basis.

The information about incurred claims and allocated claim adjustment expense, net of reserves and paid ultimate claims development for the years ended December 31, 2016 to 2025 is presented as required supplementary information.

Private Passenger Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2025
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$ 192,912	$ 192,318	$ 185,009	$ 180,486	$ 177,009	$ 176,600	$ 176,700	$ 176,509	$ 176,533	$ 176,504	$ -	49,386
2017		185,673	184,429	182,068	177,941	177,320	176,564	175,513	175,463	175,463	(66)	46,265
2018			176,411	175,222	170,447	168,185	166,046	166,164	166,769	167,067	(87)	43,104
2019				176,171	174,439	170,477	166,940	166,175	166,244	166,788	(928)	40,610
2020					130,335	125,888	120,060	117,985	118,255	118,505	(1,773)	26,259
2021						146,997	147,391	148,015	147,626	147,931	(4,283)	30,310
2022							157,921	152,752	154,269	157,689	(5,716)	30,613
2023								203,726	200,152	200,536	(17,173)	36,702
2024									258,638	260,839	(18,528)	43,339
2025										285,446	7,735	38,856
									Total	$ 1,856,768

Private Passenger Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$ 78,862	$ 137,917	$ 154,964	$ 167,458	$ 171,865	$ 174,410	$ 175,803	$ 176,242	$ 176,368	$ 176,504
2017		77,519	133,037	153,675	164,467	169,024	172,362	174,207	174,928	175,271
2018			72,895	126,456	143,656	154,169	159,066	164,000	165,800	166,664
2019				72,219	127,910	143,570	154,633	161,134	164,523	166,085
2020					52,962	88,037	102,601	112,143	115,776	117,925
2021						56,826	111,516	130,556	140,442	145,535
2022							61,227	118,918	139,922	151,500
2023								78,289	154,276	182,221
2024									95,621	193,622
2025										109,421
									Total	$ 1,584,748
					All outstanding liabilities before 2016, net of reinsurance					253
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 272,273

Private Passenger Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2025
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$ 129,528	$ 124,922	$ 122,116	$ 121,717	$ 121,543	$ 121,570	$ 121,615	$ 121,566	$ 121,584	$ 121,589	$ -	126,091
2017		128,340	126,304	124,128	123,715	123,777	123,779	123,775	123,904	123,896	(40)	124,029
2018			129,450	130,145	128,426	128,090	128,003	127,991	127,971	127,967	(2)	119,764
2019				128,698	126,648	124,332	123,858	123,781	123,834	123,832	(10)	117,041
2020					98,546	97,244	97,644	97,668	97,679	97,691	(15)	81,883
2021						122,943	122,549	121,619	121,581	121,561	(21)	89,667
2022							141,041	143,366	144,262	144,469	(60)	95,029
2023								180,863	175,980	175,550	(170)	106,624
2024									216,309	202,049	(322)	122,159
2025										222,163	(21,580)	118,506
									Total	$ 1,460,767

Private Passenger Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$ 133,530	$ 124,298	$ 122,023	$ 121,795	$ 121,660	$ 121,634	$ 121,618	$ 121,597	$ 121,590	$ 121,590
2017		132,409	126,822	124,286	123,844	123,839	123,795	123,816	123,872	123,880
2018			138,036	132,591	128,624	128,154	128,054	128,005	127,987	127,969
2019				134,429	128,173	124,467	123,974	123,811	123,858	123,842
2020					102,764	98,819	98,083	97,755	97,707	97,694
2021						123,636	123,847	122,204	121,653	121,580
2022							142,004	146,130	144,879	144,524
2023								171,437	176,863	175,694
2024									202,584	201,826
2025										206,582
									Total	$ 1,445,181
					All outstanding liabilities before 2016, net of reinsurance					1
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 15,587

Commercial Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2025
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$ 37,954	$ 39,416	$ 40,947	$ 40,916	$ 40,679	$ 40,996	$ 40,767	$ 40,487	$ 40,362	$ 40,344	$ 15	6,457
2017		42,865	41,373	41,055	39,369	39,232	38,185	37,874	37,645	37,420	33	6,136
2018			41,347	40,115	38,589	37,322	36,014	35,154	35,364	35,791	(114)	5,747
2019				51,679	49,163	48,783	46,964	45,363	44,541	43,911	(187)	5,691
2020					35,010	31,930	30,869	29,865	29,099	28,259	(321)	3,472
2021						41,814	39,564	38,634	37,655	37,645	227	4,315
2022							43,496	43,061	43,417	43,661	(2,938)	4,595
2023								46,690	45,832	45,611	(3,877)	4,462
2024									55,812	53,761	918	4,591
2025										67,311	17,886	3,976
									Total	$ 433,714

Commercial Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	9,991	19,902	25,711	32,274	36,237	38,275	39,233	40,248	40,314	$ 40,324
2017		10,407	20,106	24,409	28,721	31,389	33,569	34,960	36,394	37,108
2018			9,704	18,499	23,544	26,774	29,336	32,996	34,108	35,520
2019				12,113	22,480	28,373	36,048	39,233	41,355	43,260
2020					7,025	13,166	16,268	19,635	22,295	25,257
2021						7,883	17,925	25,647	29,627	33,443
2022							10,941	22,702	28,791	36,586
2023								9,615	22,749	30,250
2024									10,870	25,076
2025										12,397
									Total	$ 319,221
					All outstanding liabilities before 2016, net of reinsurance					41
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 114,534

Commercial Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2025
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$ 20,216	$ 18,506	$ 17,909	$ 17,808	$ 17,725	$ 17,713	$ 17,721	$ 17,721	$ 17,735	$ 17,733	$ 1	13,593
2017		19,691	19,200	19,021	18,834	18,780	18,774	18,760	18,763	18,760	1	13,113
2018			21,230	19,937	19,270	19,210	19,196	19,149	19,118	19,121	2	12,908
2019				20,039	19,652	18,956	18,685	18,672	18,675	18,676	2	12,759
2020					16,507	16,334	16,606	16,434	16,368	16,315	2	9,625
2021						20,156	21,524	21,810	21,806	21,458	(3)	11,523
2022							27,459	28,007	27,884	27,521	(6)	12,800
2023								29,564	28,013	27,365	192	12,096
2024									27,641	27,108	202	12,260
2025										29,150	553	11,576
									Total	$ 223,207

Commercial Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$ 17,228	$ 18,143	$ 17,763	$ 17,712	$ 17,709	$ 17,712	$ 17,721	$ 17,720	$ 17,734	$ 17,732
2017		17,957	19,336	18,915	18,787	18,786	18,772	18,758	18,761	18,759
2018			18,842	19,842	19,236	19,208	19,194	19,147	19,116	19,119
2019				18,128	19,161	18,752	18,681	18,672	18,673	18,674
2020					15,550	16,596	16,407	16,340	16,315	16,313
2021						18,610	21,620	21,533	21,531	21,461
2022							24,380	27,806	27,637	27,527
2023								25,889	27,508	27,174
2024									24,392	26,851
2025										25,016
									Total	$ 218,626
					All outstanding liabilities before 2016, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 4,581

Homeowners Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2025
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$ 10,594	$ 10,594	$ 10,594	$ 9,847	$ 9,491	$ 9,491	$ 8,873	$ 8,572	$ 8,500	$ 8,167	$ -	277
2017		11,276	10,058	9,328	8,585	7,819	7,053	6,689	6,715	6,626	-	269
2018			9,951	9,951	9,951	9,768	8,616	8,245	8,061	7,786	81	257
2019				14,130	13,848	11,949	11,371	9,175	8,513	8,389	33	266
2020					14,664	13,708	11,025	9,686	8,982	8,456	310	225
2021						12,797	12,797	12,797	12,194	11,572	192	226
2022							12,973	11,770	9,491	7,255	509	214
2023								12,891	11,850	10,752	754	183
2024									14,736	13,636	2,145	202
2025										19,749	6,214	195
									Total	$ 102,388

Homeowners Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$ 647	$ 2,669	$ 4,257	$ 5,387	$ 6,300	$ 7,128	$ 7,628	$ 8,166	$ 8,167	$ 8,167
2017		305	1,676	2,913	3,593	4,217	4,765	4,902	5,159	5,922
2018			551	2,039	3,972	4,597	5,664	6,958	7,073	7,088
2019				1,634	3,343	5,183	6,038	7,218	7,835	8,031
2020					220	3,254	3,845	6,870	7,288	7,728
2021						218	3,388	6,573	8,678	9,555
2022							451	2,597	4,170	5,308
2023								287	2,010	3,882
2024									1,344	3,535
2025										996
									Total	$ 60,212
					All outstanding liabilities before 2016, net of reinsurance					31
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 42,207

Homeowners Property Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2025
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$ 67,116	$ 66,442	$ 64,208	$ 61,262	$ 60,019	$ 59,898	$ 59,857	$ 59,709	$ 59,457	$ 59,790	$ -	5,421
2017		80,736	76,560	70,689	68,737	67,530	67,388	67,130	66,864	66,953	-	6,012
2018			83,443	82,581	77,970	74,989	73,996	73,730	73,059	73,334	-	8,239
2019				77,976	73,697	68,769	65,624	64,950	64,468	64,592	-	5,453
2020					80,093	76,638	72,622	69,503	68,783	69,309	-	6,117
2021						75,696	75,011	74,140	72,947	73,569	(12)	6,355
2022							72,524	71,467	70,555	72,791	182	5,040
2023								113,941	107,202	108,300	(547)	6,595
2024									93,453	94,553	(13,157)	4,822
2025										112,998	(11,720)	4,434
									Total	$ 796,189

Homeowners Property Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$ 44,103	$ 57,238	$ 59,155	$ 59,449	$ 59,403	$ 59,428	$ 59,493	$ 59,456	$ 59,457	$ 59,458
2017		46,366	64,401	66,181	66,892	66,765	66,826	66,865	66,863	66,860
2018			57,704	70,959	72,078	73,119	73,307	73,334	73,060	73,019
2019				49,121	61,905	63,536	64,427	64,412	64,468	64,463
2020					50,304	65,927	68,706	68,495	68,496	68,523
2021						51,390	67,998	70,118	70,655	70,543
2022							48,906	66,990	70,112	69,762
2023								68,479	94,600	96,962
2024									56,582	82,360
2025										62,024
									Total	$ 713,974
					All outstanding liabilities before 2016, net of reinsurance					1
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 82,216

The following is unaudited supplementary information about average historical claims duration as of December 31, 2025.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)

Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Automobile Liability	40.7%	34.7%	11.7%	6.8%	3.1%	2.0%	1.0%	0.4%	0.1%	0.1%
Private Passenger Automobile Physical Damage	101.8%	(1.7)%	(1.7)%	(0.3)%	(0.1)%	0.0%	0.0%	0.0%	0.0%	0.0%
Commercial Automobile Liability	23.3%	25.7%	14.5%	13.8%	8.4%	7.0%	3.4%	3.4%	1.0%	0.0%
Commercial Automobile Physical Damage	92.3%	8.2%	(1.6)%	(0.3)%	(0.1)%	(0.1)%	0.0%	0.0%	0.0%	0.0%
Homeowners Liability	6.5%	22.8%	20.0%	16.4%	10.0%	9.5%	3.1%	3.6%	5.2%	0.0%
Homeowners Property Damage	67.2%	23.3%	2.9%	0.6%	0.0%	0.1%	(0.1)%	0.0%	0.0%	0.0%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

December 31, 2025
Net outstanding liabilities
Private Passenger Automobile Liability	$272,273
Private Passenger Automobile Physical Damage	15,587
Commercial Automobile Liability	114,534
Commercial Automobile Physical Damage	4,581
Homeowners Liability	42,207
Homeowners Property Damage	82,216
Other Short-Duration Insurance Lines	48,431
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$579,829

Reinsurance recoverable on unpaid claims
Private Passenger Automobile Liability	$120
Private Passenger Automobile Physical Damage	-
Commercial Automobile Liability	136,002
Commercial Automobile Physical Damage	5,563
Homeowners Liability	-
Homeowners Property Damage	2,517
Other Short-Duration Insurance Lines	5,239
Total reinsurance recoverable on unpaid claims	$149,441

Unallocated claims adjustment expenses	32,469

Total gross liability for unpaid claims and claim adjustment expenses	$761,739

Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

13.	Income Taxes

A summary of the income tax expense in the consolidated statements of operations is shown below.

	Years Ended December 31,
	2025	2024	2023
Current Income Taxes:
Federal	$29,049	$18,676	$3,614
State	310	75	276
	29,359	18,751	3,890
Deferred Income Taxes:
Federal	(1,931)	380	1,655
State	—	—	—
	(1,931)	380	1,655
Total income tax expense	$27,428	$19,132	$5,545

The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows for the periods indicated.

	Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Federal income tax expense at statutory rate	$26,603	21.0%	$18,872	21.0%	$5,128	21.0%
Investment income, net	(280)	(0.2)	(314)	(0.3)	(364)	(1.5)
State taxes, net	245	0.2	59	0.1	218	0.9
Nondeductible expenses	1,073	0.9	695	0.7	400	1.6
Tax related to share-based stock compensation	237	0.2	156	0.2	213	0.9
Other, net	(450)	(0.4)	(336)	(0.4)	(50)	(0.2)
Total income tax expense	$27,428	21.7%	$19,132	21.3%	$5,545	22.7%

The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company’s consolidated federal tax return group. Its components were as shown in the following table for the periods indicated.

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Discounting of loss reserves	$6,543	$5,504
Discounting of unearned premium reserve	26,488	24,723
Net unrealized losses on investments	63	9,078
Bad debt allowance	183	207
Employee benefits	3,783	4,164
Rent incentive	342	456
Other	189	123
Total deferred tax assets before valuation allowance	37,591	44,255
Valuation allowance for deferred tax assets	—	—
Total deferred tax assets	37,591	44,255
Deferred tax liabilities:
Deferred acquisition costs	(23,476)	(22,150)
Investments	(8,143)	(8,493)
Loss reserve transition adjustment	—	(277)
Software development costs	(903)	(1,189)
Premium acquisition expenses	(559)	(363)
Depreciation	(394)	(583)
Total deferred tax liabilities	(33,475)	(33,055)
Net deferred tax assets (liability)	$4,116	$11,200

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service.  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the years ended December 31, 2025 and 2024 there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

The Company records interest and penalties associated with audits as a component of income before income taxes. Penalties are recorded in underwriting, operating and other expenses, and interest expense is recorded in interest expenses in the consolidated statements of operations. The Company had no interest and penalties related to income taxes accrued as of December 31, 2025 and 2024.

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

During the three months ended December 31, 2025, the Company purchased 262,370 shares at a cost of $20,000. No share purchases were made by the Company during the three months ended December 31, 2024. For the year ended December 31, 2025, the Company purchased 262,370 shares at a cost of $20,000. No shares were purchased by the Company during the year ended December 31, 2024. Included in the cost of treasury stock acquired during 2025, in the consolidated statement of shareholders’ equity, is the one percent excise tax imposed as part of the Inflation Reduction Act, which became effective January 1, 2023. As of December 31, 2025 and 2024, the Company had purchased 3,478,060 and 3,215,690 shares at cost of $175,240 and $155,240, respectively.

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

For the years ended December 31, 2025 and 2024, statutory net income was $83,092 and $43,387, respectively. For the year ended December 31, 2023, statutory net loss was $4,022. Statutory capital and surplus of the Company’s insurance subsidiaries was $833,432 and $758,789 at December 31, 2025 and 2024, respectively.

Dividends

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the “Commissioner”). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve- month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2025, the statutory capital and surplus of Safety Insurance was $833,432 and its net income for 2025 was $83,092. As a result, a maximum of $83,343 is available in 2026 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2025, Safety Insurance paid dividends of $51,993. As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $750,089 at December 31, 2025.

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk-based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls. As of December 31, 2025, the Insurance Subsidiaries had total adjusted capital of $833,432, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level. Minimum statutory capital and surplus, or company action level risk-based capital, was $232,798 at December 31, 2025.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2025. There were no significant changes to the valuation process during the year ended December 31, 2025. As of December 31, 2025 and 2024, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At December 31, 2025 and 2024, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,315,548 and $1,115,218, respectively. The Company held no short-term investments during the year ended December 31, 2025. At December 31, 2024, short-term investments had a fair value of $19,975. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of December 31, 2025
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$4,205	$—	$4,205	$—
Obligations of states and political subdivisions	37,718	—	37,718	—
Residential mortgage-backed securities	366,047	—	366,047	—
Commercial mortgage-backed securities	157,018	—	157,018	—
Other asset-backed securities	169,509	—	169,509	—
Corporate and other securities	581,051	—	581,051	—
Other invested assets	14,209	—	14,209	—
Equity securities	188,954	188,022	—	932
Total investment securities	$1,518,711	$188,022	$1,329,757	$932

	As of December 31, 2024
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,343	$—	$2,343	$—
Obligations of states and political subdivisions	36,166	—	36,166	—
Residential mortgage-backed securities	301,227	—	301,227	—
Commercial mortgage-backed securities	129,375	—	129,375	—
Other asset-backed securities	63,717	—	63,717	—
Corporate and other securities	582,390	—	582,390	—
Short-term investments	19,975	—	19,975	—
Other invested assets	14,477	—	14,477	—
Equity securities	189,668	187,548	—	2,120
Total investment securities	$1,339,338	$187,548	$1,149,670	$2,120

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2025 or 2024.

The following tables summarize the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$2,120	$2,086	$2,255
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	—	—	—
Purchases	48	372	1,351
Sales	(1,236)	(338)	(1,520)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at end of period	$932	$2,120	$2,086

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during 2025, 2024 and 2023. The Company held one Level 3 security at December 31, 2025.

As of December 31, 2025 and 2024, there were approximately $31,999 and $31,754 in a REIT and is included in equity securities in the consolidated balance sheets. The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its audited financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2025, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 and 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The Company had no information required to be disclosed on a Form 8-K during the fourth fiscal quarter of 2025 that has not already been reported.

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

The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2026 on a Form 8-K.

●	On February 25, 2026, the Compensation Committee of the Board approved the 2025 annual executive cash bonus pool in the total amount of $3,425 pursuant to the Annual Performance Incentive Plan. Of the total pool, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $1,477; Christopher T. Whitford, $387; Stephen A. Varga, $313; Paul J. Narciso, $285, and John P. Drago, $250.

●	On February 25, 2026, the Compensation Committee of the Board approved executive long-term incentive awards to certain members of senior management pursuant to the Amended 2018 Plan. The long-term incentive awards were granted in a total amount of $3,550 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on February 25, 2026. Of the total award, 45% vests in three annual installments of 30% on February 25, 2027, 30% on February 25, 2028, and 40% on February 25, 2029 and were allocated to the Company's Named Executive Officers as follows: George M. Murphy, $495 worth of restricted stock; Christopher T. Whitford, $203 worth of restricted stock; Stephen A. Varga, $203 worth of restricted stock; Paul J. Narciso, $169 worth of restricted stock; and John P. Drago, $180 worth of restricted stock. Of the total award, 55% vests over a three-year performance period commencing on January 1, 2026 and ending on December 31, 2028. Vesting of these shares is dependent upon the attainment of pre-established performance objectives and were allocated to the Named Executive Officers as follows: George M. Murphy $605 worth of restricted stock; Christopher T. Whitford, $247 worth of restricted stock; Stephen A. Varga, $247 worth of restricted stock; Paul J. Narciso, $206 worth of restricted stock; and John P. Drago, $220 worth of restricted stock.

●	Upon recommendation from the Compensation Committee, on February 25, 2026, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in the total amount of $1,740. Of the total award, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $622; Christopher T. Whitford, $233; Stephen A. Varga, $184; Paul J. Narciso, $172; and John P. Drago, $148.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2025 are contained herein as listed in the Index to Consolidated Financial Statements.

2. Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules.

3. Exhibits: The exhibits are contained herein as listed in the Index to Exhibits.

SAFETY INSURANCE GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedules		Page

I	Summary of Investments – Other than Investments in Related Parties as of December 31, 2025	105

II	Condensed Financial Information of the Registrant at December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023	106

III	Supplementary Insurance Information at December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023	108

IV	Reinsurance for the years ended December 31, 2025, 2024 and 2023	109

V	Valuation and Qualifying Accounts at December 31, 2025, 2024 and 2023 and for the years ended December 31, 2025, 2024 and 2023	110

VI	Supplemental Information Concerning Property and Casualty Insurance Operations at December 31, 2025, 2024 and 2023 and for the years ended December 31, 2025, 2024 and 2023	111

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2025

(Dollars in thousands)

			Amount at
			which shown
	Cost or	Estimated	in the Balance
	Amortized Cost	Fair Value	Sheet
Fixed maturities:
U.S. government and government agencies and authorities	$380,565	$370,252	$370,252
Obligations of states and political subdivisions	38,837	37,718	37,718
Corporate and other securities	917,833	907,578	907,578
Total fixed maturities	1,337,235	1,315,548	1,315,548
Short term securities
Corporate and other securities	—	—	—
Total short term investments	—	—	—
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	201,591	220,953	220,953
Total equity securities	201,591	220,953	220,953
Other invested assets (1)	151,020	151,020	151,020
Total investments	$1,689,846	$1,687,521	$1,687,521

(1)	Other invested assets are accounted for under the equity method which approximates fair value.

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2025	2024
Assets
Investments in consolidated affiliates	$943,978	$829,749
Other	—	—
Total assets	$943,978	$829,749
Liabilities
Long-term Debt	$50,000	—
Accounts payable and other liabilities	1,667	$1,285
Total liabilities	51,667	1,285
Shareholders’ equity	892,311	828,464
Total liabilities and shareholders’ equity	$943,978	$829,749

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Operations and Comprehensive Income

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Revenues	$—	$—	$—
Expenses	3,234	2,022	2,110
Net loss	(3,234)	(2,022)	(2,110)
Earnings from consolidated subsidiaries	102,489	72,756	20,985
Net income	99,255	70,734	18,875
Other comprehensive income, net of tax	33,914	2,144	27,347
Comprehensive income	$133,169	$72,878	$46,222

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$99,255	$70,734	$18,875
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from consolidated subsidiaries	(102,489)	(72,756)	(20,985)
Dividends received from consolidated subsidiaries(1)	51,993	51,123	56,329
Amortization of restricted stock expense	4,830	4,454	4,467
Changes in assets and liabilities:
Intercompany receivable / payable	(106)	247	197
Other assets	—	—	9
Accounts payable and accrued liabilities	382	(477)	(361)
Net cash provided by operating activities	53,865	53,325	58,531

Contributed capital	(30,000)	—	—
Net cash provided by investing activities	(30,000)	—	—

Dividends paid	(53,865)	(53,325)	(53,291)
Proceeds from Citizens loan	50,000	—	—
Acquisition of treasury stock	(20,000)	—	(5,240)
Net cash used for financing activities	(23,865)	(53,325)	(58,531)

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,324	$60	$75

(1)	No portion of the dividends received from operating subsidiaries during 2025, 2024 or 2023 represent returns of capital and therefore no portion is presented as an investing activity.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Future Policy
	Deferred	Benefits,
	Policy	Losses,			Net
	Acquisition	Claims and Loss	Unearned	Earned	Investment
Segment	Costs	Expenses	Premiums	Premiums	Income
Property and Casualty Insurance
2025	$111,791	$761,739	$654,803	$1,139,011	$62,732
2024	105,474	$671,669	$619,916	1,010,704	55,720
2023	91,917	603,081	528,150	834,414	56,377

	Years Ended December 31,
			Benefits,	Amortization of
			Claims,	Deferred
		Net	Losses, and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written
Property and Casualty Insurance
2025	$1,139,011	$62,732	$797,182	$220,893	$109,503	$1,175,637
2024	1,010,704	$55,720	$716,637	$207,016	$98,306	1,093,405
2023	834,414	56,377	642,302	161,630	94,950	925,295

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

					Percent of
					Amount
Property and Casualty	Gross	Ceded to Other	Assumed from	Net	Assumed
Insurance Earned Premiums	Amount	Companies	Other Companies	Amount	to Net
Years ended December 31,
2025	$1,244,722	$128,471	$22,760	$1,139,011	2.0%
2024	1,102,695	110,865	18,874	1,010,704	1.9%
2023	897,598	92,886	29,702	834,414	3.6%

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
Allowance for doubtful accounts Years Ended December 31,
2025	$918	$3,370	$—	$3,486	$802
2024	1,053	$3,106	$—	$3,241	918
2023	1,446	2,598	—	2,991	1,053

(1) Deductions represent write-offs of accounts determined to be uncollectible.

Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Reserves for
	Deferred	Unpaid Claims
	Policy	and Claims			Net
	Acquisition	Adjustment	Unearned	Earned	Investment
Affiliation With Registrant	Costs	Expenses	Premiums	Premiums	Income
Consolidated Property & Casualty Subsidiaries
2025	$111,791	$761,739	$654,803	$1,139,011	$62,732
2024	105,474	$671,669	$619,916	$1,010,704	$55,720
2023	91,917	603,081	528,150	834,414	56,377

	Years Ended December 31,
	Claims and Claims		Amortization
	Adjustment Expenses		of Deferred	Paid Claims
	Incurred Related to		Policy	and Claims
	Current	Prior	Acquisition	Adjustment	Premiums
Affiliation With Registrant	Year	Year	Costs	Expenses	Written
Consolidated Property & Casualty Subsidiaries
2025	$841,734	$(44,552)	$220,893	$725,761	$1,175,637
2024	768,531	$(51,894)	$207,016	$666,218	$1,093,405
2023	689,683	(47,381)	161,630	608,048	925,295

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(18)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(18)
4	Form of Stock Certificate for the Common Stock (1)
4.1	Description of Safety Insurance Group, Inc. Capital Stock (18)
10.1

Lease Agreement between Thomas Black Corporation and Aman, Inc. for the lease of office space located on the 1st through 6th, 11th and 12th floors of 20 Custom House Street, Boston, Massachusetts, dated June 11, 1987, and as amended on October 11, 1988, September 14, 1989, September 20, 1990, February 23, 1994, December 20, 1996, June 24, 2002, July 26, 2004 and April 5, 2007, November 7, 2017 (2) (13)

10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001(1)
10.3	2001 Restricted Stock Plan (1)(3)
10.4	Executive Incentive Compensation Plan (1)(3)
10.5	2002 Management Omnibus Incentive Plan, as Amended (5)
10.6	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(3)(4)(7)
10.7	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(3)(4)(7)
10.8	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(3)(4)(7)
10.9	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.10	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.11	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.12	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.13	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.14	Annual Performance Incentive Plan(3)(5)
10.15	Amendment to Annual Performance Incentive Plan(3)(6)
10.16	Amendment to Management Omnibus Incentive Plan dated December 31, 2008(3)(6)
10.17	Amendment to Management Omnibus Incentive Plan dated August 4, 2010 (3)(8)
10.18	Amendment to Management Omnibus Incentive Plan, as Amended dated March 11, 2013(3)(9)
10.19	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, as Amended(3)(9)
10.20	Amended and Restated Revolving Credit Agreement with RBS Citizens(18)

10.21	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3)(10)
10.22	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3)(11)
10.23	Form of Restricted Stock Notice and Agreement under the 2002 Management Omnibus Plan, As Amended(3)(11)
10.24	Employment Agreement by and between Safety Insurance Group, Inc. and John Drago as of April 1, 2016(3)(12)
10.25	Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy as of April 1, 2016(3)(12)
10.26	Employment Agreement by and between Safety Insurance Group, Inc. and individual executive member as of January 1, 2021(3)(16)
10.27	2018 Long-Term Incentive Plan(14)
10.28	Employment Agreement by and between Safety Insurance Group, Inc. and Christopher T. Whitford as of March 2, 2020 (3)(15)
10.29	Employment Agreement by and between Safety Insurance Group, Inc. and Glenn R. Hiltpold as of March 1, 2021 (3)(16)
10.30	Employment Agreement by and between Safety Insurance Group, Inc. and Brian S. Lam as of March 1, 2024 (3)(17)
10.31	Amended and Restated Annual Performance Incentive Plan Safety Insurance Group, Inc.(3) (20)
10.32	Employment Agreement by and between Safety Insurance Group, Inc. and Mary F. McConnell as of July 1, 2024 (3)(17)
19	Insider Trading Policy(19)
21	Subsidiaries of Safety Insurance Group, Inc.(18)
23	Consent of Deloitte & Touche LLP(18)
24	Power of Attorney (contained on the signature page herein)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(18)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(18)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18)
97.1	Safety Insurance Group, Inc. Policy Regarding Recovery of Erroneously Awarded Incentive Compensation(19)
101.INS	Inline XBRL Instance Document(18)
101.SCH	Inline XBRL Taxonomy Extension Schema(18)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase(18)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase(18)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase(18)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase(18)
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)(18)

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

(3)	Denotes management contract or compensation plan or arrangement.
(4)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
(5)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.
(6)	Incorporated herein by reference to the Registrant’s Form 8-K filed on December 31, 2008.
(7)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2008, as filed on November 7, 2008.
(8)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on March 14, 2011.
(9)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2012 filed on March 18, 2013
(10)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2013, as filed on August 9, 2013.
(11)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2014 filed on March 2, 2015
(12)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016.
(13)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2017, as filed on February 28, 2018.
(14)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on April 11, 2018.
(15)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2020, as filed on February 28, 2020.
(16)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2020, as filed on February 26, 2021.
(17)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2024, as filed on August 9, 2024.

(18)Included herein.

(19)

Item 408(b) of Regulation S-K requires a company to disclose whether it has adopted policies or procedures governing purchases, sales, or other dispositions of its securities by directors, officers, and employees or by the issuer itself and, if not, why it has not done so. Any insider trading policy must be filed as Exhibit 19 to the 2025 Form 10-K. If the company’s code of ethics includes such a policy, a separate exhibit filing is not required.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ George M. Murphy	President, Chief Executive Officer	February 27, 2026
George M. Murphy

/s/ Christopher T. Whitford	Vice President, Chief Financial Officer,	February 27, 2026
Christopher T. Whitford	Secretary, and Principal Accounting Officer

/s/ Charles J. Brophy III	Director	February 27, 2026
Charles J. Brophy III

/s/ John D. Farina	Director	February 27, 2026
John D. Farina

/s/ Deborah E. Gray	Director	February 27, 2026
Deborah E. Gray

/s/ Dennis J. Langwell	Director	February 27, 2026
Dennis J. Langdell

/s/ Thalia M. Meehan	Lead Independent Director	February 27, 2026
Thalia M. Meehan

/s/ Mary C. Moran	Director	February 27, 2026
Mary C. Moran