Form 10-Q
period 2026-03-31
SAFETY INSURANCE GROUP INC
filed 2026-05-08
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 14,683,434 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,350,252 and $1,337,235, allowance for expected credit losses of $348 and $0)	$1,315,300	$1,315,548
Equity securities, at fair value (cost: $186,933 and $201,591)	194,798	220,953
Other invested assets	156,519	151,020
Total investments	1,666,617	1,687,521
Cash and cash equivalents	54,831	73,901
Accounts receivable, net of allowance for expected credit losses of $823 and $802	313,428	320,187
Receivable for securities sold	564	4,269
Accrued investment income	11,396	12,169
Taxes recoverable	7,810	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	12,145	9,433
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	151,810	149,441
Ceded unearned premiums	40,744	39,674
Deferred policy acquisition costs	108,515	111,791
Deferred income taxes	4,629	4,116
Equity and deposits in pools	4,965	4,197
Operating lease right-of-use-assets	11,101	11,861
Goodwill	17,093	17,093
Intangible assets	6,546	6,783
Other assets	22,377	18,672
Total assets	$2,434,571	$2,471,108

Liabilities
Losses and loss adjustment expense reserves	$813,089	$761,739
Unearned premium reserves	640,319	654,803
Accounts payable and accrued liabilities	59,120	80,461
Payable for securities purchased	3,302	846
Payable to reinsurers	1,890	15,184
Taxes payable	—	3,903
Long-term debt	50,000	50,000
Operating lease liabilities	11,101	11,861
Total liabilities	1,578,821	1,578,797

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 18,103,381 and 18,051,631 shares issued	181	181
Additional paid-in capital	237,129	235,693
Accumulated other comprehensive loss, net of taxes	(27,337)	(17,133)
Retained earnings	816,270	844,063
Treasury stock, at cost: 3,419,947 shares	(170,493)	(170,493)
Total shareholders’ equity	855,750	892,311
Total liabilities and shareholders’ equity	$2,434,571	$2,471,108

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025

Net earned premiums	$290,986	$272,690
Net investment income	17,038	14,574
Earnings from partnership investments	3,905	2,112
Net realized gains on investments	6,631	4,263
Change in net unrealized gains on equity securities	(11,497)	(271)
Credit loss (expense) benefit	(348)	(321)
Commission income	2,150	2,095
Finance and other service income	5,801	6,287
Total revenue	314,666	301,429

Losses and loss adjustment expenses	247,490	190,290
Underwriting, operating and related expenses	82,281	80,851
Other expense	2,137	1,954
Interest expense	618	104
Total expenses	332,526	273,199

(Loss) income before income taxes	(17,860)	28,230
Income tax (benefit) expense	(3,537)	6,334
Net (loss) income	$(14,323)	$21,896

(Loss) earnings per weighted average common share:
Basic	$(0.99)	$1.48
Diluted	$(0.99)	$1.48

Cash dividends paid per common share	$0.92	$0.90

Number of shares used in computing earnings per share:
Basic	14,498,177	14,718,572
Diluted	14,498,177	14,745,015

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(14,323)	$21,896

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains during the period, net of income tax (benefit) expense of ($1,320) and $4,159	(4,966)	15,644
Reclassification adjustment for net realized gains on investments included in net income, net of income tax benefit of ($1,392) and ($895)	(5,238)	(3,368)
Other comprehensive (loss) income, net of tax	(10,204)	12,276

Comprehensive (loss) income	$(24,527)	$34,172

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Loss,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2024	$180	$230,864	$(51,047)	$798,760	$(150,293)	$828,464
Net income, January 1 to March 31, 2025	—	—	—	21,896	—	21,896
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	12,276	—	—	12,276
Restricted share awards issued	—	477	—	—	—	477
Recognition of employee share-based compensation, net of deferred federal income taxes	1	923	—	—	—	924
Dividends paid and accrued	—	—	—	(13,370)	—	(13,370)
Balance at March 31, 2025	$181	$232,264	$(38,771)	$807,286	$(150,293)	$850,667

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Loss,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2025	$181	$235,693	$(17,133)	$844,063	$(170,493)	$892,311
Net loss, January 1 to March 31, 2026	—	—	—	(14,323)	—	(14,323)
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	(10,204)	—	—	(10,204)
Restricted share awards issued	—	509	—	—	—	509
Recognition of employee share-based compensation, net of deferred federal income taxes	—	927	—	—	—	927
Dividends paid and accrued	—	—	—	(13,470)	—	(13,470)
Balance at March 31, 2026	$181	$237,129	$(27,337)	$816,270	$(170,493)	$855,750

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(14,323)	$21,896
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Investment amortization, net	(559)	(226)
Fixed asset depreciation, net	1,369	1,938
Stock based compensation	1,436	1,401
Credit for deferred income taxes	2,200	254
Net realized gains on investments	(6,631)	(4,263)
Credit loss (benefit) expense	348	321
Earnings from partnership investments	(3,905)	(2,112)
Change in net unrealized gains on equity securities	11,497	271
Changes in assets and liabilities:
Accounts receivable, net	6,759	57
Accrued investment income	773	(440)
Receivable from reinsurers	(5,081)	(14,435)
Ceded unearned premiums	(1,070)	(140)
Deferred policy acquisition costs	3,276	572
Taxes payable	(11,713)	211
Other assets	(3,763)	776
Losses and loss adjustment expense reserves	51,350	11,048
Unearned premium reserves	(14,484)	2,230
Accounts payable and accrued liabilities	(21,219)	(17,554)
Payable to reinsurers	(13,294)	1,368
Net cash (used for) provided by operating activities	(17,034)	3,173

Cash flows from investing activities:
Fixed maturities purchased	(69,092)	(38,170)
Equity securities purchased	(30,311)	(18,650)
Other invested assets purchased	(1,779)	(2,563)
Proceeds from sales and paydowns of fixed maturities	51,733	17,255
Proceeds from maturities, redemptions, and calls of fixed maturities	11,650	13,747
Proceeds from maturities of short-term investments	—	20,000
Proceed from sales of equity securities	50,968	22,347
Proceeds from other invested assets redeemed	229	2,495
Fixed assets purchased	(1,842)	(332)
Net cash provided by investing activities	11,556	16,129

Cash flows from financing activities:
Proceeds from Citizens loan	—	30,000
Payments on FHLB loan	—	(30,000)
Dividends paid to shareholders	(13,592)	(13,568)
Net cash used for financing activities	(13,592)	(13,568)

Net (decrease) increase in cash and cash equivalents	(19,070)	5,734
Cash and cash equivalents at beginning of year	73,901	58,974
Cash and cash equivalents at end of period	$54,831	$64,708

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

The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Safety Northeast Insurance Company, Safety Northeast Insurance Agency, Inc. (“SNIA”), and Safety Management Corporation, which is SNIA’s holding company. All intercompany transactions, including commission income and other expense, have been eliminated. Eliminated commission income totaled $256 and $244 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, fiduciary assets held by SNIA were immaterial and less than $275.

The financial information for the three months ended March 31, 2026 and 2025 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2025 is derived from the audited consolidated financial statements included in the Company's 2025 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2026.

These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 27, 2026.

The Company is a leading provider of property and casualty insurance focused primarily on the Massachusetts market. The Company’s principal product line is automobile insurance. The Company primarily operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, and Safety Northeast Insurance Company.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updated the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. This ASU was effective for fiscal years starting January 1, 2025 and was applied on a prospective basis. Refer to Note 13, Income Taxes, within the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 27, 2026 for the enhanced disclosures required by this ASU.

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

3. Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS amounts are based on the weighted average number of common shares including non-vested performance stock grants.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2026		2025
Earnings attributable to common shareholders - basic and diluted:
Net (loss) income from continuing operations	$(14,323)		$21,896
Allocation of income for participating shares	—		(96)
Net (loss) income from continuing operations attributed to common shareholders	$(14,323)		$21,800
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,569,185		14,783,956
Less: weighted average participating shares	(71,008)		(65,384)
Basic earnings per share denominator	14,498,177		14,718,572
Common equivalent shares- stock options	—	(1)	—
Common equivalent shares- non-vested performance stock grants	—	(2)	26,443
Diluted earnings per share denominator	14,498,177		14,745,015

Basic earnings per share	$(0.99)		$1.48
Diluted earnings per share	$(0.99)		$1.48

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$(0.99)		$1.48
Dividends declared	(0.92)		(0.90)
Undistributed earnings	$(1.91)		$0.58

Net income from continuing operations attributable to common shareholders -Diluted	$(0.99)		$1.48
Dividends declared	(0.92)		(0.90)
Undistributed earnings	$(1.91)		$0.58
(1)	This excludes 860 of common equivalent shares related to stock options because their inclusion would be anti-dilutive due to the net loss of the Company.
(2)	This excludes 48,045 of common equivalent shares related to non-vested performance stock grants because their inclusion would be anti-dilutive due to the net loss of the Company.

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive shares related to non-vested performance stock grants for the three months ended March 31, 2025.

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. As of March 31, 2026, there were 160,334 shares available for future grant.

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

The following table summarizes restricted stock activity under the Amended 2018 Plan during the three months ended March 31, 2026 assuming a target payout for the 2026 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	69,243	$82.79	79,659		$83.80
Granted	44,282	78.46	31,047	(1)	78.46
Vested and unrestricted	(38,825)	83.16	—		-
Forfeited	—	—	(23,579)		86.95
Outstanding at end of period	74,700	$80.05	87,127		$81.05
(1)	Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the Amended 2018 Plan.

As of March 31, 2026, there was $9,536 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years. The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2026 and 2025 was $3,228 and $3,698, respectively. For the three months ended March 31, 2026 and 2025, the Company recorded compensation expense related to restricted stock of $1,134 and $1,107, net of income tax benefits of $302 and $294, respectively, within Underwriting, operating and related expenses on the Consolidated Statements of Operations.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short-term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of March 31, 2026

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$4,209	$—	$10	$(34)	$4,185
Obligations of states and political subdivisions	38,826	—	340	(1,720)	37,446
Residential mortgage-backed securities (1)	371,563	—	3,539	(16,351)	358,751
Commercial mortgage-backed securities	160,938	—	414	(6,782)	154,570
Other asset-backed securities	174,274	—	212	(1,749)	172,737
Corporate and other securities	600,442	(348)	3,079	(15,562)	587,611
Subtotal, fixed maturity securities	1,350,252	(348)	7,594	(42,198)	1,315,300
Equity securities (2)	186,933	—	21,887	(14,022)	194,798
Other invested assets (4)	156,519	—	—	—	156,519
Totals	$1,693,704	$(348)	$29,481	$(56,220)	$1,666,617

	As of December 31, 2025

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$4,211	$—	$22	$(28)	$4,205
Obligations of states and political subdivisions	38,837	—	532	(1,651)	37,718
Residential mortgage-backed securities (1)	376,354	—	5,075	(15,382)	366,047
Commercial mortgage-backed securities	162,755	—	702	(6,439)	157,018
Other asset-backed securities	170,332	—	373	(1,196)	169,509
Corporate and other securities	584,746	—	7,431	(11,126)	581,051
Subtotal, fixed maturity securities	1,337,235	—	14,135	(35,822)	1,315,548
Equity securities (2)	201,591	—	27,327	(7,965)	220,953
Other invested assets (4)	151,020	—	—	—	151,020
Totals	$1,689,846	$—	$41,462	$(43,787)	$1,687,521
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 936 and 700 securities in an unrealized loss position at March 31, 2026 and December 31, 2025, respectively.
(4)	Other invested assets are generally accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2026
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$12,600	$12,456
Due after one year through five years	343,302	335,129
Due after five years through ten years	268,787	263,014
Due after ten years through twenty years	17,955	17,799
Due after twenty years	833	844
Asset-backed securities	706,775	686,058
Totals	$1,350,252	$1,315,300

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended March 31,
	2026	2025
Gross realized gains
Fixed maturity securities	$1,376	$186
Equity securities	9,883	4,845
Gross realized losses
Fixed maturity securities	(692)	(124)
Equity securities	(3,936)	(644)
Net realized gains on investments	$6,631	$4,263

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

The following tables as of March 31, 2026 and December 31, 2025 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,798	$12	$1,480	$22	$3,278	$34
Obligations of states and political subdivisions	7,835	51	10,656	1,669	18,491	1,720
Residential mortgage-backed securities	45,827	552	147,903	15,799	193,730	16,351
Commercial mortgage-backed securities	25,262	308	97,772	6,474	123,034	6,782
Other asset-backed securities	142,326	676	9,925	1,073	152,251	1,749
Corporate and other securities	250,798	3,729	167,936	11,833	418,734	15,562
Subtotal, fixed maturity securities	473,846	5,328	435,672	36,870	909,518	42,198
Equity securities	82,605	12,212	4,577	1,810	87,182	14,022
Total temporarily impaired securities	$556,451	$17,540	$440,249	$38,680	$996,700	$56,220

	As of December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,474	$28	$1,474	$28
Obligations of states and political subdivisions	1,199	6	10,684	1,645	11,883	1,651
Residential mortgage-backed securities	26,318	153	156,857	15,229	183,175	15,382
Commercial mortgage-backed securities	15,491	108	103,960	6,331	119,451	6,439
Other asset-backed securities	95,322	146	10,113	1,050	105,435	1,196
Corporate and other securities	91,652	464	176,063	10,662	267,715	11,126
Subtotal, fixed maturity securities	229,982	877	459,151	34,945	689,133	35,822
Equity securities	68,924	5,162	7,967	2,803	76,891	7,965
Total temporarily impaired securities	$298,906	$6,039	$467,118	$37,748	$766,024	$43,787

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

The Company uses a systematic methodology to evaluate declines in fair values below cost or amortized cost of our investments. Some of the factors considered in assessing impairment of fixed maturities due to credit losses include the extent to which the fair value is less than amortized cost, the financial condition of and the near and long-term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency, the historical volatility of the fair value of the security and whether it is more likely than not that the Company will be required to sell the investment prior to an anticipated recovery in value.

As of March 31, 2026, the Company concluded that $348 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. As of December 31, 2025, the Company concluded that none of the unrealized losses in the fixed maturity portfolio were attributable to credit factors; therefore, no allowance for credit losses was recorded. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at March 31, 2026 and December 31, 2025 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following table represents a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended March 31,
	2026	2025
Beginning of period	$—	$1,198
Credit losses on securities with no previously recorded credit losses	348	303
Net increases (decreases) in allowance on previously impaired securities	—	18
Reduction due to sales	—	—
Write-offs charged against allowance	—	—
Recoveries of amounts previously written off	—	—
Ending balance of period	$348	$1,519

The Company holds no subprime mortgage debt securities. All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by nationally recognized rating agencies.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2026	2025
Interest on fixed maturity securities	$14,208	$12,533
Dividends on equity securities	2,647	1,529
Equity in earnings of other invested assets	1,223	1,377
Interest on other assets	55	80
Total investment income	18,133	15,519
Investment expenses	1,095	945
Net investment income	$17,038	$14,574

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets. The Company’s Level 2 securities are comprised of available-for-sale fixed maturity securities whose fair value was determined using observable market inputs. The Company’s Level 3 security consists of an investment in the FHLB of Boston related to Safety Insurance Company’s membership stock, which is not redeemable in a short-term time frame. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs. Investments valued using these inputs include U.S. Treasury securities, obligations of states and political subdivisions, corporate and other securities, commercial and residential mortgage-backed securities, and other asset-backed securities. Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

●FHLB of Boston: value is equal to the cost of the member stock purchased, which is expected to be the exit price.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB of Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2026. There were no significant changes to the valuation process during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At March 31, 2026 and December 31, 2025, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,315,300 and $1,315,548, respectively. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of March 31, 2026
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$4,185	$—	$4,185	$—
Obligations of states and political subdivisions	37,446	—	37,446	—
Residential mortgage-backed securities	358,751	—	358,751	—
Commercial mortgage-backed securities	154,570	—	154,570	—
Other asset-backed securities	172,737	—	172,737	—
Corporate and other securities	587,611	—	587,611	—
Other invested assets	14,232	—	14,232	—
Equity securities	162,674	161,742	—	932
Total investment securities	$1,492,206	$161,742	$1,329,532	$932

	As of December 31, 2025
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$4,205	$—	$4,205	$—
Obligations of states and political subdivisions	37,718	—	37,718	—
Residential mortgage-backed securities	366,047	—	366,047	—
Commercial mortgage-backed securities	157,018	—	157,018	—
Other asset-backed securities	169,509	—	169,509	—
Corporate and other securities	581,051	—	581,051	—
Other invested assets	14,209	—	14,209	—
Equity securities	188,954	188,022	—	932
Total investment securities	$1,518,711	$188,022	$1,329,757	$932

As of March 31, 2026 and December 31, 2025, there were approximately $32,124 and $31,999, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2026 and 2025.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

Three Months Ended March 31,
	2026	2025
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at beginning of period	$932	$2,120
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	—	—
Purchases	—	—
Sales	—	(1,236)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$932	$884
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three months ended March 31, 2026 and 2025. The Company held one Level 3 security at March 31, 2026 and 2025.

In April 2024, the Massachusetts Division of Insurance approved a restructuring of the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”), pursuant to which, in a non‑cash transaction, the Company liquidated its net asset position in the FAIR Plan and established an investment interest (“Investment in FAIR Plan Trust”). The Company’s Investment in FAIR Plan Trust is adjusted to its current fair value on a quarterly basis based on information from the FAIR Plan, with changes recognized through earnings. As of March 31, 2026 and December 31, 2025, the Company’s Investment in FAIR Plan Trust of $14,232 and $14,209, respectively, was included in other invested assets. As of March 31, 2026 and 2025, the Company recognized $23 and $137 of income in earnings from partnership investments from its Investment in FAIR Plan Trust.

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

The following table presents the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three months ended March 31, 2026 and 2025.

	At and For the		At and For the
	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$320,187	$802	$306,465	$918
Current period change for expected credit losses		878		841
Writeoffs of uncollectable accounts receivable		(857)		(974)
Balance, end of period	$313,428	$823	$306,408	$785

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represented 95% of the total reinsurance recoverable on paid and unpaid losses at March 31, 2026 and December 31, 2025, respectively. The remaining 5% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of March 31, 2026 and December 31, 2025, most reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at March 31, 2026 or December 31, 2025.

7.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Three Months Ended March 31,
	2026	2025
Reserves for losses and LAE at beginning of year	$761,739	$671,669
Less receivable from reinsurers related to unpaid losses and LAE	(149,441)	(130,792)
Net reserves for losses and LAE at beginning of year	612,298	540,877
Incurred losses and LAE, related to:
Current year	258,039	202,528
Prior years	(10,549)	(12,238)
Total incurred losses and LAE	247,490	190,290
Paid losses and LAE related to:
Current year	93,596	77,136
Prior years	104,913	107,824
Total paid losses and LAE	198,509	184,960
Net reserves for losses and LAE at end of period	661,279	546,207
Plus receivable from reinsurers related to unpaid losses and LAE	151,810	136,510
Reserves for losses and LAE at end of period	$813,089	$682,717

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $10,549 and $12,238 for the three months ended March 31, 2026 and 2025, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities. The decreases in prior years reserves during the three months ended March 31, 2026 and 2025 are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company's automobile lines of business reserves decreased for the three months ended March 31, 2026 and 2025, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

8.  Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $170,000 to investments in limited partnerships. The Company has contributed $154,405 to these commitments as of March 31, 2026. As of March 31, 2026, the remaining committed capital that could be called is $27,336, which includes potential recallable capital contributions.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of March 31, 2026, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

On March 27, 2025, the Company borrowed $30,000 under the Credit Agreement with Citizens Bank. On November 10, 2025, the Company utilized the accordion feature under the Credit Agreement and borrowed an additional $20,000. Borrowings under the Credit Agreement bear interest at SOFR plus 1.25%. Interest is payable quarterly and the principal is due upon the maturity of the Credit Agreement. Principal may be repaid at any time without penalty. The Company had $50,000 outstanding on its credit facility at March 31, 2026 and December 31, 2025, respectively. The credit facility commitment fee included in interest expense was computed at a rate of 0.20% per annum on the $30,000 commitment. Commitment fees were incurred through March 27, 2025, when the Company borrowed under the facility.

Safety Insurance Company is a member of the FHLB of Boston. Membership in the FHLB of Boston allows Safety Insurance Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S. Government residential mortgage backed securities. At March 31, 2026, Safety Insurance Company has the ability to borrow $265,816 using eligible invested assets that would be used as collateral.

On March 17, 2020, the Company borrowed $30,000 from the FHLB of Boston for a term of five-years, bearing interest at a rate of 1.42%. The interest and principal were paid on the maturity date of March 17, 2025.

The Company estimates the fair value of the loan under the Credit Agreement with Citizens Bank by discounting cash flows using the interest rate stated in the loan agreement, which is an observable input. As such, the loan is categorized as Level 2 within the fair value hierarchy. The fair value of the loan was $53,171 and $53,386 at March 31, 2026 and December 31, 2025, respectively.

Interest expense on the FHLB of Boston borrowing was $0 and $89 for the three months ended March 31, 2026 and 2025, respectively. Interest expense on the Credit Agreement with Citizens Bank was $618 and $15 for the three months ended March 31, 2026 and 2025, respectively.

10. Income Taxes

Federal income tax expense for the three months ended March 31, 2026 and 2025 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service. Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the three months ended March 31, 2026, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

All tax years prior to 2022 are closed. There are no current examinations ongoing.

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

No share purchases were made by the Company under the program during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the Company had purchased 3,478,060 shares of common stock at a cost of $175,240.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$887	$906

Other information related to leases was as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,058	$1,059
Weighted average remaining lease term
Operating leases	2.71 Years	3.69 Years
Weighted average discount rate
Operating leases	2.46%	2.47%

Maturities of lease liabilities were as follows:

Operating Leases
2026	$3,466
2027	3,995
2028	3,924
Total lease payments	11,385
Less imputed interest	(284)
Total	$11,101

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

Executive Summary and Overview

In this discussion, “Safety” refers to Safety Insurance Group, Inc. and “our Company,” “the Company,” “we,” “us” and “our” refer to Safety Insurance Group, Inc. and its consolidated subsidiaries. Our subsidiaries consist of Safety Insurance Company (“Safety Insurance”), Safety Indemnity Insurance Company (“Safety Indemnity”), Safety Property and Casualty Insurance Company (“Safety P&C”), Safety Northeast Insurance Company (“Safety Northeast”), Safety Northeast Insurance Agency, Inc. (“SNIA”), and Safety Management Corporation, which is SNIA’s holding company.

We are a leading provider of private passenger automobile, commercial automobile, homeowners and commercial other-than-auto insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 54.9% of our direct written premiums in 2025), we offer a portfolio of other insurance products, including commercial automobile (15.2% of 2025 direct written premiums), homeowners (25.2% of 2025 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.7% of 2025 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, Safety P&C, and Safety Northeast (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 797 in 1,063 locations throughout these three states at December 31, 2025. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the second largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 9.4% and 13.0% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2025, according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. We are also the third largest homeowners insurance carrier in Massachusetts with a 7.0% share of the Massachusetts homeowners insurance market in 2024.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on June 20, 2025.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. In November 2020, we formed a fourth insurance subsidiary, Safety Northeast, which became licensed to write insurance products in Massachusetts. The table below shows the amount of direct written premiums written in each state during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
Direct Written Premiums	2026	2025
Massachusetts	$282,605	$283,279
New Hampshire	13,259	12,423
Maine	3,911	3,268
Total	$299,775	$298,970

Recent Trends and Events

During the quarter ended March 31, 2026, the Northeast region was impacted by two severe winter weather events (“Winter Storms”). Beginning on January 23, 2026 and through January 26, 2026, the Northeast region experienced a severe winter weather event (“January Winter Storm”), which developed into a nor’easter, bringing blizzard conditions including excess snowfall, subzero windchill temperatures and wind gusts reaching 75 miles per hour. As a result of the January Winter Storm, the Company received approximately 1,200 reported claims totaling $32,573 of losses and loss adjustment expenses for the three months ended March, 31, 2026.

Beginning on February 22, 2026, the Northeast region experienced a severe winter weather event (“February Winter Storm”), which produced record-breaking snowfall and hurricane-force wind gusts. Areas in the region received up to 36 inches of snowfall and wind gusts exceeding 80 miles per hour. As a result of the February Winter Storm, the Company received approximately 450 reported claims totaling $10,163 of losses and loss adjustment expenses for the three months ended March 31, 2026.

Direct and Net Written Premiums. For the three months ended March 31, 2026, direct written premium growth and net written premium growth were 0.3% and 0.2%, respectively. The increase in premium is driven by rate increases. For the three months ended March 31, 2026, average written premium per policy increased 4.0%, 6.1% and 9.9% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2025.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended March 31, 2026 increased by $57,200 or 30.1%, to $247,490 from $190,290 for the comparable period. Our losses and loss adjustment expenses ratio for the three months ended March 31, 2026 increased to 85.1% from 69.8% for the comparable 2025 period. The increase in losses is primarily due to the impact of the Winter Storms.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts, New Hampshire and Maine in 2026 and 2025.

Line of Business	Effective Date	Rate Change
Maine Private Passenger Automobile	June 1, 2026	1.7%
Massachusetts Commercial Automobile	May 1, 2026	5.9%
Massachusetts Private Passenger Automobile	January 1, 2026	1.3%
Maine Commercial Automobile	December 1, 2025	14.8%
Maine Homeowners	November 1, 2025	6.6%
New Hampshire Commercial Automobile	November 1, 2025	8.2%
New Hampshire Homeowners	October 1, 2025	3.9%
New Hampshire Private Passenger Automobile	October 1, 2025	5.2%
Maine Private Passenger Automobile	September 1, 2025	9.6%
Massachusetts Homeowners	August 1, 2025	4.2%
Massachusetts Private Passenger Automobile	July 1, 2025	5.1%
Massachusetts Commercial Automobile	May 1, 2025	5.2%
Massachusetts Private Passenger Automobile	January 1, 2025	5.3%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2026	2025
GAAP ratios:
Loss ratio	85.1%	69.8%
Expense ratio	28.3	29.6
Combined ratio	113.4%	99.4%

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At March 31, 2026, there were 160,334 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the three months ended March 31, 2026 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS - Service	February 25, 2026	37,784	$78.46	3 years, 30%-30%-40%
RS - Performance	February 25, 2026	31,047	$78.46	3 years, cliff vesting (3)
RS	February 25, 2026	6,498	$78.46	No vesting period (2)
(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement must be met within five years of becoming a director.
(3)	The shares represent performance-based restricted shares award. Vesting of these shares is dependent upon the attainment of pre-established performance objectives, and any difference between shares granted and shares earned at the end of the performance period will be reported at the conclusion of the performance period.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage during 2026 that protects us in the event of a "140-year storm" (that is, a storm of a severity expected to occur once in a 140-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.

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

At March 31, 2026, we had $179,203 recoverable from CAR comprised of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Results of Operations

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2026	2025
Direct written premiums	$299,775	$298,970
Net written premiums	$275,431	$274,780
Net earned premiums	$290,986	$272,690
Net investment income	17,038	14,574
Earnings from partnership investments	3,905	2,112
Net realized gains on investments	6,631	4,263
Change in net unrealized gains on equity securities	(11,497)	(271)
Credit loss (expense) benefit	(348)	(321)
Commission income	2,150	2,095
Finance and other service income	5,801	6,287
Total revenue	314,666	301,429
Losses and loss adjustment expenses	247,490	190,290
Underwriting, operating and related expenses	82,281	80,851
Other expense	2,137	1,954
Interest expense	618	104
Total expenses	332,526	273,199
(Loss) income before income taxes	(17,860)	28,230
Income tax (benefit) expense	(3,537)	6,334
Net (loss) income	$(14,323)	$21,896
(Loss) earnings per weighted average common share:
Basic	$(0.99)	$1.48
Diluted	$(0.99)	$1.48
Cash dividends paid per common share	$0.92	$0.90

Reconciliation of Net (Loss) Income to Non-GAAP Operating (Loss) Income

Net (loss) income	$(14,323)	$21,896
Exclusions from net (loss) income:
Net realized gains on investments	(6,631)	(4,263)
Change in net unrealized gains on equity securities	11,497	271
Credit loss expense	348	321
Income tax (benefit) expense	(1,095)	771
Non-GAAP operating (loss) income	$(10,204)	$18,996

Net (loss) income per diluted share	$(0.99)	$1.48
Exclusions from net (loss) income:
Net realized gains on investments	(0.46)	(0.29)
Change in net unrealized gains on equity securities	0.79	0.02
Credit loss expense	0.02	0.02
Income tax (benefit) expense	(0.08)	0.05
Non-GAAP operating (loss) income per diluted share	$(0.72)	$1.28

Direct Written Premiums. Direct written premiums for the three months ended March 31, 2026 increased by $805, or 0.3%, to $299,775 from $298,970 for the comparable 2025 period. The increase in direct written premiums is the result of rate increases. For the three months ended March 31, 2026, average written premium per policy increased 4.0%, 6.1% and 9.9% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2025.

Net Written Premiums. Net written premiums for the three months ended March 31, 2026 increased by $651, or 0.2%, to $275,431 from $274,780 for the comparable 2025 period. The increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2026 increased by $18,296, or 6.7%, to $290,986 from $272,690 for the comparable 2025 period. The increase was primarily due to rate increases earning into top-line results.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2026	2025
Written Premiums
Direct	$299,775	$298,970
Assumed	6,656	6,805
Ceded	(31,000)	(30,995)
Net written premiums	$275,431	$274,780

Earned Premiums
Direct	$313,933	$296,819
Assumed	6,983	6,725
Ceded	(29,930)	(30,854)
Net earned premiums	$290,986	$272,690

Net Investment Income.  Net investment income for the three months ended March 31, 2026 increased by $2,464, or 16.9%, to $17,038 from $14,574 for the comparable 2025 period. The increase is primarily driven by higher assets under management, reinvestment rates that exceeded the yields on maturing securities, and strong alternative asset returns. Net effective annualized yield on the investment portfolio was 4.1% for the three months ended March 31, 2026 compared to 3.9% for the three months ended March 31, 2025. The investment portfolio’s duration was 3.9 years at March 31, 2026 and December 31, 2025.

Earnings from Partnership Investments. Earnings from partnership investments was $3,905 for the three months ended March 31, 2026 compared to $2,112 for the comparable 2025 period. The three-month earnings reflect an increase in investment appreciation and distribution of investment returns compared to the prior year. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments.  Net realized gains on investments was $6,631 for the three months ended March 31, 2026 compared to $4,263 for the comparable 2025 period. The increase is driven by higher realized gains from the sale of equity securities compared to prior years.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of March 31, 2026

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$4,209	$—	$10	$(34)	$4,185
Obligations of states and political subdivisions	38,826	—	340	(1,720)	37,446
Residential mortgage-backed securities (1)	371,563	—	3,539	(16,351)	358,751
Commercial mortgage-backed securities	160,938	—	414	(6,782)	154,570
Other asset-backed securities	174,274	—	212	(1,749)	172,737
Corporate and other securities	600,442	(348)	3,079	(15,562)	587,611
Subtotal, fixed maturity securities	1,350,252	(348)	7,594	(42,198)	1,315,300
Equity securities (2)	186,933	—	21,887	(14,022)	194,798
Other invested assets (4)	156,519	—	—	—	156,519
Totals	$1,693,704	$(348)	$29,481	$(56,220)	$1,666,617
(1)Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)Equity securities include common stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)Our investment portfolio included 936 securities in an unrealized loss position at March 31, 2026.
(4)Other invested assets are generally accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of March 31, 2026
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$358,751	27.3%
Aaa/Aa	325,226	24.7
A	299,309	22.8
Baa	229,192	17.4
Ba	55,008	4.2
B	43,944	3.3
Caa/Ca	581	—
Not rated	3,289	0.3
Total	$1,315,300	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

As of March 31, 2026, our portfolio of fixed maturity investments was comprised principally of investment-grade corporate securities, U.S. government and agency securities, asset-backed securities, and investment-grade collateralized loan obligations. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2026.

	As of March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,798	$12	$1,480	$22	$3,278	$34
Obligations of states and political subdivisions	7,835	51	10,656	1,669	18,491	1,720
Residential mortgage-backed securities	45,827	552	147,903	15,799	193,730	16,351
Commercial mortgage-backed securities	25,262	308	97,772	6,474	123,034	6,782
Other asset-backed securities	142,326	676	9,925	1,073	152,251	1,749
Corporate and other securities	250,798	3,729	167,936	11,833	418,734	15,562
Subtotal, fixed maturity securities	473,846	5,328	435,672	36,870	909,518	42,198
Equity securities	82,605	12,212	4,577	1,810	87,182	14,022
Total temporarily impaired securities	$556,451	$17,540	$440,249	$38,680	$996,700	$56,220

As of March 31, 2026, the Company concluded that $348 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses. As of December 31, 2025, the Company concluded that none of the unrealized losses in the fixed maturity portfolio were due to credit factors; therefore, no allowance for credit losses was reported. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at March 31, 2026 and December 31, 2025 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Commission Income: Commission income includes revenues from new and renewal commissions paid by insurance carriers, which we recognize when earned. Commission income was $2,150 and $2,095 for the three months ended March 31, 2026 and 2025, respectively.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended March 31, 2026 decreased by $486, or 7.7%, to $5,801 from $6,287 for the comparable 2025 period. The decrease is primarily driven by a decrease in policy counts and changes to our fee assessment policies.

Losses and Loss Adjustment Expenses.  Loss and loss adjustment expenses incurred for the three months ended March 31, 2026 increased by $57,200, or 30.1%, to $247,490 from $190,290 for the comparable 2025 period. The increase is primarily driven by the impact of the Winter Storms.

Our GAAP loss ratio for the three months ended March 31, 2026 increased to 85.1% from 69.8% for the comparable 2025 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2026 was 75.7% compared to 61.4% for the comparable 2025 period. Total prior year favorable development included in the pre-tax results for the three months ended March 31, 2026 was $10,549 compared to $12,238 for the comparable 2025 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended March 31, 2026 increased by $1,430, or 1.8%, to $82,281 from $80,851 for the comparable 2025 period. The increase reflects higher base commissions driven by growth in written premiums. Our GAAP expense ratio for the three months ended March 31, 2026 decreased to 28.3% from 29.6% for the comparable 2025 period.

Interest Expense.  Interest expense was $618 and $104 for the three months ended March 31, 2026 and 2025. The increase in interest expense is due to borrowings under the Company’s existing Credit Agreement with Citizens Bank on March 27, 2025, which carries an interest rate of SOFR rate plus 1.25%, compared to the repaid FHLB of Boston loan that had a fixed rate of 1.42%.

Income Tax Expense.  Our effective tax rate was 19.8% and 22.4% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 was lower than the statutory rate primarily due to the effects of the change in unrealized gains on equity securities. The effective tax rate for the three months ended March 31, 2025 was higher than the statutory rate primarily due to the effects of executive compensation expense.

Net (Loss) Income.  Net loss for the three months ended March 31, 2026 was $14,323 compared to net income of $21,896 for the comparable 2025 period.

Non-GAAP Operating (Loss) Income. Non-GAAP operating loss as defined above was $10,204 for the three months ended March 31, 2026 compared to non-GAAP operating income of $18,996 for the comparable 2025 period. The decrease in Non-GAAP operating income was primarily the result of an increase in losses and loss adjustment expenses compared to the prior period. Non-GAAP operating loss for the quarter ended March 31, 2026 was $0.72 per diluted share, compared to non-GAAP operating income of $1.28 per diluted share for the comparable 2025 period.

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

Net cash used for operating activities was $17,034 during the three months ended March 31, 2026 compared to net cash provided by operating activities of $3,173 during the three months ended March 31, 2025. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Net cash used for operating activities during the three months ended March 31, 2026 was the result of the timing of expense payments and Winter Storm payments. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash provided by investing activities was $11,556 and $16,129 during the three months ended March 31, 2026 and 2025, respectively. Fixed maturities, equity securities, and other invested assets purchased were $101,182 for the three months ended March 31, 2026 compared to $59,383 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $114,580 during the three months ended March 31, 2026 compared to $75,844 for the comparable prior year period.

Net cash used for financing activities was $13,592 and $13,568 during the three months ended March 31, 2026 and 2025, respectively. Net cash used for financing activities during the three months ended March 31, 2026 consisted of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts (the “Commissioner”). The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2025, the statutory surplus of Safety Insurance was $833,432, and its statutory net income for 2025 was $83,092. As a result, a maximum of $83,343 is available in 2026 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $750,089 at December 31, 2025. During the three months ended March 31, 2026, Safety Insurance paid dividends to Safety of $13,098.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2026 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 13, 2026	March 2, 2026	March 13, 2026	$0.92	$13,470

On May 6, 2026, our Board of Directors approved and declared a quarterly cash dividend of $0.92 per share which will be paid on June 12, 2026 to shareholders of record on June 1, 2026. We plan to continue to declare and pay quarterly cash dividends in 2026, depending on our financial position and the regularity of our cash flows.

On February 23, 2022, the Board of Directors approved a share repurchase program of up to $50,000 of the Company’s outstanding common shares. As of March 31, 2026, the Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. No share repurchases were made by the Company under the program during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the Company had purchased 3,478,060 shares of common stock at a cost of $175,240.

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

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk-based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls. As of December 31, 2025, the Insurance Subsidiaries had total capital of $833,432, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level. Minimum statutory capital and surplus, or company action level risk-based capital, was $232,798 at December 31, 2025.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $622,192 to $688,388 as of March 31, 2026. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $661,279 as of March 31, 2026.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2026.

	As of March 31, 2026
Line of Business	Low	Recorded	High
Private passenger automobile	$288,693	$306,420	$314,655
Commercial automobile	124,829	137,152	149,454
Homeowners	143,996	146,740	147,979
All other	64,674	70,967	76,300
Total	$622,192	$661,279	$688,388

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2026.

	As of March 31, 2026
Line of Business	Case	IBNR	Total
Private passenger automobile	$353,930	(47,518)	$306,412
CAR assumed private passenger auto	1	7	8
Commercial automobile	93,320	8,810	102,130
CAR assumed commercial automobile	20,578	14,444	35,022
Homeowners	147,879	(1,139)	146,740
All other	55,007	15,960	70,967
Total net reserves for losses and LAE	$670,715	$(9,436)	$661,279

At March 31, 2026, our total IBNR reserves for our private passenger automobile line of business was comprised of ($90,778) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $43,260 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves. The IBNR reserves for CAR assumed commercial automobile business are 41.2% of our total reserves for CAR assumed commercial automobile business as of March 31, 2026, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of March 31, 2026.

	As of March 31, 2026
Line of Business	Retained	Assumed	Net
Private passenger automobile	$306,412
CAR assumed private passenger automobile		$8
Net private passenger automobile			$306,420
Commercial automobile	102,130
CAR assumed commercial automobile		35,022
Net commercial automobile			137,152
Homeowners	146,740	—	146,740
All other	70,967	—	70,967
Total net reserves for losses and LAE	$626,249	$35,030	$661,279

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the three months ended March 31, 2026, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $2,909. Each 1 percentage-point change in the loss and loss expense ratio would have had a $2,298 effect on net income, or $0.16 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2026. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.

A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(6,128)	$(3,064)	$—
Estimated increase in net income	4,841	2,421	—
No Change in Severity
Estimated (decrease) increase in reserves	(3,064)	—	3,064
Estimated increase (decrease) in net income	2,421	—	(2,421)
+1 Percent Change in Severity
Estimated increase in reserves	—	3,064	6,128
Estimated decrease in net income	—	(2,421)	(4,841)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(2,043)	(1,021)	—
Estimated increase in net income	1,614	807	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,021)	—	1,021
Estimated increase (decrease) in net income	807	—	(807)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,021	2,043
Estimated decrease in net income	—	(807)	(1,614)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(2,935)	(1,467)	—
Estimated increase in net income	2,318	1,159	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,467)	—	1,467
Estimated increase (decrease) in net income	1,159	—	(1,159)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,467	2,935
Estimated decrease in net income	—	(1,159)	(2,318)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,419)	(710)	—
Estimated increase in net income	1,121	561	—
No Change in Severity
Estimated (decrease) increase in reserves	(710)	—	710
Estimated increase (decrease) in net income	561	—	(561)
+1 Percent Change in Severity
Estimated increase in reserves	—	710	1,419
Estimated decrease in net income	—	(561)	(1,121)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2026. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(350)	$350
Estimated increase (decrease) in net income	277	(277)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $10,549 and $12,238 during the three months ended March 31, 2026 and 2025, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2026 and 2025. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2026	2025
2016 & prior	$(65)	$(198)
2017	(39)	(209)
2018	(237)	(33)
2019	(189)	(71)
2020	600	(510)
2021	1,851	(1,234)
2022	(324)	(1,058)
2023	(1,890)	(6,259)
2024	(3,138)	(2,666)
2025	(7,118)	—
All prior years	$(10,549)	$(12,238)

The decreases in prior years’ reserves during the three months ended March 31, 2026 and 2025 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2026 decrease is composed of reductions of $3,544 in our private passenger automobile reserves, $1,235 in our commercial automobile reserves, $4,147 in our homeowners reserves and $1,623 in all other lines reserves. The 2025 decrease is primarily composed of reductions of $1,576 in our private passenger automobile reserves, $2,103 in our commercial automobile reserves, $6,304 in our homeowners reserves and $2,255 in all other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses March 31, 2026.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2016 & prior	$(42)	$6	$(7)	$(22)	$(65)
2017	(1)	(4)	1	(35)	(39)
2018	22	(22)	(84)	(153)	(237)
2019	(2)	(7)	8	(188)	(189)
2020	877	(46)	(110)	(121)	600
2021	1,725	(299)	(118)	543	1,851
2022	(13)	303	(189)	(425)	(324)
2023	(115)	(318)	(1,326)	(131)	(1,890)
2024	(1,244)	(509)	(1,617)	232	(3,138)
2025	(4,751)	(339)	(705)	(1,323)	(7,118)
All prior years	$(3,544)	$(1,235)	$(4,147)	$(1,623)	$(10,549)

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to:

●	The competitive nature of our industry and the possible adverse effects of such competition;
●	Conditions for business operations and restrictive regulations in Massachusetts;
●	The possibility of losses due to claims resulting from severe weather;
●	The impact of inflation, changes in tariffs and supply chain delays on loss severity;
●	The possibility that the Commissioner may approve future rule changes that change the operation of the residual market;
●	The possibility that existing insurance-related laws and regulations will become further restrictive in the future;
●	The impact of investment, economic and underwriting market conditions, including interest rates and inflation;
●	Our possible need for and availability of additional financing, and our dependence on strategic relationships, among others;
●	Other risks and factors identified from time to time in our reports filed with the SEC. Refer to Part I, Item 1A — Risk Factors of our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2026
Estimated fair value	$1,375,936	$1,315,300	$1,254,506
Estimated increase (decrease) in fair value	$60,636	$—	$(60,794)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At March 31, 2026, we had $50,000 of debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $1,000 for 2026, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

Please see “Item 1 — Financial Statements - Note 8, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2025 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares. The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No share repurchases were made by the Company during the three months ended March 31, 2026.

	Total number	Average	Total number of shares	Approximate dollar value of
	of shares	price paid	purchased as part of publicly	shares that may yet be purchased
Period	purchase	per share	announced plans or programs	under the plans or programs
January 1-31, 2026	—	—	—	$24,760
February 1-28, 2026	—	—	—	$24,760
March 1-31, 2026	—	—	—	$24,760
Total	—		—

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.  Other Information

During the three months ended March 31, 2026, none of the officers (as defined in rule 16a-1(f) of the Securities Exchange Act of 1934) or directors of the Company adopted, terminated or modified any contract, instruction or written plan for the purchase and sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

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
(1) Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, Earnings per Share.
(2)	Included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2026	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer