Form 10-Q
period 2026-06-30
SAFETY INSURANCE GROUP INC
filed 2026-08-07
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐  No ☒

As of August 3, 2026, there were 14,680,482 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,365,368 and $1,337,235, allowance for expected credit losses of $355 and $0)	$1,328,594	$1,315,548
Equity securities, at fair value (cost: $189,372 and $201,591)	201,956	220,953
Other invested assets	154,036	151,020
Total investments	1,684,586	1,687,521
Cash and cash equivalents	67,918	73,901
Accounts receivable, net of allowance for expected credit losses of $890 and $802	332,530	320,187
Receivable for securities sold	527	4,269
Accrued investment income	11,702	12,169
Taxes recoverable	10,731	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	25,074	9,433
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	150,659	149,441
Ceded unearned premiums	43,317	39,674
Deferred policy acquisition costs	112,755	111,791
Deferred income taxes	6,253	4,116
Equity and deposits in pools	5,081	4,197
Operating lease right-of-use-assets	9,773	11,861
Goodwill	17,093	17,093
Intangible assets	6,309	6,783
Other assets	18,976	18,672
Total assets	$2,503,284	$2,471,108

Liabilities
Losses and loss adjustment expense reserves	$808,264	$761,739
Unearned premium reserves	664,746	654,803
Accounts payable and accrued liabilities	70,299	80,461
Payable for securities purchased	5,061	846
Payable to reinsurers	18,487	15,184
Taxes payable	—	3,903
Long-term debt	50,000	50,000
Operating lease liabilities	9,773	11,861
Total liabilities	1,626,630	1,578,797

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 18,103,084 and 18,051,631 shares issued	181	181
Additional paid-in capital	238,435	235,693
Accumulated other comprehensive loss, net of taxes	(28,771)	(17,133)
Retained earnings	837,302	844,063
Treasury stock, at cost: 3,419,947 shares	(170,493)	(170,493)
Total shareholders’ equity	876,654	892,311
Total liabilities and shareholders’ equity	$2,503,284	$2,471,108

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net earned premiums	$291,653	$282,113	$582,639	$554,803
Net investment income	16,559	15,724	33,597	30,298
Earnings from partnership investments	3,329	346	7,234	2,458
Net realized gains on investments	1,418	2,131	8,049	6,394
Change in net unrealized gains on equity securities	4,720	7,194	(6,777)	6,923
Credit loss (expense) benefit	(7)	66	(355)	(255)
Commission income	2,252	2,285	4,402	4,380
Finance and other service income	5,758	6,485	11,559	12,772
Total revenue	325,682	316,344	640,348	617,773

Losses and loss adjustment expenses	195,119	194,232	442,609	384,522
Underwriting, operating and related expenses	83,883	82,796	166,164	163,647
Other expense	2,110	2,047	4,247	4,001
Interest expense	814	442	1,432	546
Total expenses	281,926	279,517	614,452	552,716

Income before income taxes	43,756	36,827	25,896	65,057
Income tax expense	9,239	7,890	5,702	14,224
Net income	$34,517	$28,937	$20,194	$50,833

Earnings per weighted average common share:
Basic	$2.36	$1.95	$1.38	$3.44
Diluted	$2.36	$1.95	$1.38	$3.43

Cash dividends paid per common share	$0.92	$0.90	$1.84	$1.80

Number of shares used in computing earnings per share:
Basic	14,521,693	14,744,968	14,509,999	14,731,843
Diluted	14,558,294	14,782,244	14,552,290	14,763,732

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$34,517	$28,937	$20,194	$50,833

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period, net of income tax expense (benefit) of ($83), $2,020, ($1,404) and $6,178.	(314)	7,600	(5,279)	23,244
Reclassification adjustment for net realized gains on investments included in net income, net of income tax benefit of ($298), ($447), ($1,690) and ($1,343).	(1,120)	(1,683)	(6,359)	(5,051)
Other comprehensive income (loss), net of tax	(1,434)	5,917	(11,638)	18,193

Comprehensive income	$33,083	$34,854	$8,556	$69,026

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Loss,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2024	$180	$230,864	$(51,047)	$798,760	$(150,293)	$828,464
Net income, January 1 to March 31, 2025	—	—	—	21,896	—	21,896
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	12,276	—	—	12,276
Restricted share awards issued	—	477	—	—	—	477
Recognition of employee share-based compensation, net of deferred federal income taxes	1	923	—	—	—	924
Dividends paid and accrued	—	—	—	(13,370)	—	(13,370)
Balance at March 31, 2025	181	232,264	(38,771)	807,286	(150,293)	850,667
Net income, April 1 to June 30, 2025	—	—	—	28,937	—	28,937
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	5,917	—	—	5,917
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,127	—	—	—	1,127
Dividends paid and accrued	—	—	—	(13,384)	—	(13,384)
Balance at June 30, 2025	$181	$233,391	$(32,854)	$822,839	$(150,293)	$873,264

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Loss,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2025	$181	$235,693	$(17,133)	$844,063	$(170,493)	$892,311
Net loss, January 1 to March 31, 2026	—	—	—	(14,323)	—	(14,323)
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	(10,204)	—	—	(10,204)
Restricted share awards issued	—	509	—	—	—	509
Recognition of employee share-based compensation, net of deferred federal income taxes	—	927	—	—	—	927
Dividends paid and accrued	—	—	—	(13,470)	—	(13,470)
Balance at March 31, 2026	181	237,129	(27,337)	816,270	(170,493)	855,750
Net income, April 1 to June 30, 2026	—	—	—	34,517	—	34,517
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	(1,434)	—	—	(1,434)
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,306	—	—	—	1,306
Dividends paid and accrued	—	—	—	(13,485)	—	(13,485)
Balance at June 30, 2026	$181	$238,435	$(28,771)	$837,302	$(170,493)	$876,654

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$20,194	$50,833
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	(709)	(321)
Fixed asset depreciation, net	2,739	3,911
Stock based compensation	2,743	2,528
Credit for deferred income taxes	957	(88)
Net realized gains on investments	(8,049)	(6,394)
Credit loss expense	355	255
Earnings from partnership investments	(4,361)	(2,413)
Change in net unrealized gains on equity securities	6,777	(6,923)
Changes in assets and liabilities:
Accounts receivable, net	(12,343)	(26,549)
Accrued investment income	467	(1,256)
Receivable from reinsurers	(16,859)	(10,682)
Ceded unearned premiums	(3,643)	(95)
Deferred policy acquisition costs	(964)	(6,007)
Taxes recoverable/payable	(14,634)	(2,710)
Other assets	(984)	(932)
Losses and loss adjustment expense reserves	46,525	14,272
Unearned premium reserves	9,943	39,548
Accounts payable and accrued liabilities	(10,163)	(7,618)
Payable to reinsurers	3,303	(3,863)
Net cash provided by operating activities	21,294	35,496

Cash flows from investing activities:
Fixed maturities purchased	(165,072)	(117,399)
Equity securities purchased	(48,633)	(37,209)
Other invested assets purchased	(2,508)	(4,406)
Proceeds from sales and paydowns of fixed maturities	127,760	44,818
Proceeds from maturities, redemptions, and calls of fixed maturities	18,268	32,519
Proceeds from maturities of short-term investments	—	20,000
Proceed from sales of equity securities	68,743	37,407
Proceeds from other invested assets redeemed	3,588	6,453
Fixed assets purchased	(2,469)	(400)
Net cash used for investing activities	(323)	(18,217)

Cash flows from financing activities:
Proceeds from Citizens loan	—	30,000
Payments on FHLB loan	—	(30,000)
Dividends paid to shareholders	(26,954)	(26,844)
Net cash used for financing activities	(26,954)	(26,844)

Net (decrease) increase in cash and cash equivalents	(5,983)	(9,565)
Cash and cash equivalents at beginning of year	73,901	58,974
Cash and cash equivalents at end of period	$67,918	$49,409

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

The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Safety Northeast Insurance Company, Safety Northeast Insurance Agency, Inc. (“SNIA”), and Safety Management Corporation, which is SNIA’s holding company. All intercompany commission transactions, including commission income and other expense, have been eliminated. Eliminated commission income totaled $299 and $317 for the three months ended June 30, 2026 and 2025, respectively. Eliminated commission income totaled $555 and $562 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, fiduciary assets held by SNIA were immaterial and less than $275.

The financial information for the three and six months ended June 30, 2026 and 2025 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2025 is derived from the audited consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2026.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updated the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. This ASU was effective for fiscal years starting January 1, 2025, and was applied on a prospective basis. Refer to Note 13, Income Taxes, within the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 27, 2026 for the enhanced disclosures required by this ASU.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$34,517	$28,937	$20,194	$50,833
Allocation of income for participating shares	(176)	(136)	(101)	(229)
Net income from continuing operations attributed to common shareholders	$34,341	$28,801	$20,093	$50,604
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,596,262	14,814,223	14,582,798	14,799,173
Less: weighted average participating shares	(74,569)	(69,255)	(72,799)	(67,330)
Basic earnings per share denominator	14,521,693	14,744,968	14,509,999	14,731,843
Common equivalent shares- non-vested performance stock grants	36,601	37,276	42,291	31,889
Diluted earnings per share denominator	14,558,294	14,782,244	14,552,290	14,763,732

Basic earnings per share	$2.36	$1.95	$1.38	$3.44
Diluted earnings per share	$2.36	$1.95	$1.38	$3.43

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$2.36	$1.95	$1.38	$3.44
Dividends declared	(0.92)	(0.90)	(1.84)	(1.80)
Undistributed earnings	$1.44	$1.05	$(0.46)	$1.64

Net income from continuing operations attributable to common shareholders -Diluted	$2.36	$1.95	$1.38	$3.43
Dividends declared	(0.92)	(0.90)	(1.84)	(1.80)
Undistributed earnings	$1.44	$1.05	$(0.46)	$1.63

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive shares related to non-vested performance stock grants for the three and six months ended June 30, 2026 and 2025, respectively.

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At June 30, 2026, there were 160,334 shares available for future grant.

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

The following table summarizes restricted stock activity under the Amended 2018 Plan during the six months ended June 30, 2026 assuming a target payout for the 2026 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	69,243	$82.79	79,659		$83.80
Granted	44,282	78.46	31,047	(1)	78.46
Vested and unrestricted	(39,197)	83.14	—		-
Forfeited	(115)	78.46	(23,761)		86.90
Outstanding at end of period	74,213	$80.04	86,945		$81.05
(1)	Includes an update of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the Amended 2018 Plan.

As of June 30, 2026, there was $8,595 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years. The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2026 and 2025 was $3,259 and $3,709, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded compensation expense related to restricted stock of $2,167 and $1,997, net of income tax benefits of $576 and $531, respectively, within Underwriting, operating and related expenses on the Consolidated Statements of Operations.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short-term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of June 30, 2026

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$4,209	$—	$4	$(46)	$4,167
Obligations of states and political subdivisions	38,814	—	287	(1,820)	37,281
Residential mortgage-backed securities (1)	372,628	—	2,641	(17,622)	357,647
Commercial mortgage-backed securities	157,196	—	255	(7,072)	150,379
Other asset-backed securities	190,732	—	315	(1,318)	189,729
Corporate and other securities	601,789	(355)	2,822	(14,865)	589,391
Subtotal, fixed maturity securities	1,365,368	(355)	6,324	(42,743)	1,328,594
Equity securities (2)	189,372	—	25,530	(12,946)	201,956
Other invested assets (4)	154,036	—	—	—	154,036
Totals	$1,708,776	$(355)	$31,854	$(55,689)	$1,684,586

	As of December 31, 2025

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$4,211	$—	$22	$(28)	$4,205
Obligations of states and political subdivisions	38,837	—	532	(1,651)	37,718
Residential mortgage-backed securities (1)	376,354	—	5,075	(15,382)	366,047
Commercial mortgage-backed securities	162,755	—	702	(6,439)	157,018
Other asset-backed securities	170,332	—	373	(1,196)	169,509
Corporate and other securities	584,746	—	7,431	(11,126)	581,051
Subtotal, fixed maturity securities	1,337,235	—	14,135	(35,822)	1,315,548
Equity securities (2)	201,591	—	27,327	(7,965)	220,953
Other invested assets (4)	151,020	—	—	—	151,020
Totals	$1,689,846	$—	$41,462	$(43,787)	$1,687,521
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio includes 833 and 700 securities in an unrealized loss position at June 30, 2026 and December 31, 2025, respectively.
(4)	Other invested assets are generally accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2026
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$5,694	$5,671
Due after one year through five years	340,433	332,248
Due after five years through ten years	278,972	273,275
Due after ten years through twenty years	18,882	18,795
Due after twenty years	831	850
Asset-backed securities	720,556	697,755
Totals	$1,365,368	$1,328,594

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross realized gains
Fixed maturity securities	$194	$127	$1,570	$313
Equity securities	3,707	3,426	13,590	8,271
Gross realized losses
Fixed maturity securities	(669)	(147)	(1,361)	(271)
Equity securities	(1,814)	(1,275)	(5,750)	(1,919)
Net realized gains on investments	$1,418	$2,131	$8,049	$6,394

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

The following tables as of June 30, 2026 and December 31, 2025 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$2,078	$31	$1,487	$15	$3,565	$46
Obligations of states and political subdivisions	10,146	104	10,603	1,716	20,749	1,820
Residential mortgage-backed securities	66,891	769	140,933	16,853	207,824	17,622
Commercial mortgage-backed securities	29,577	467	94,468	6,605	124,045	7,072
Other asset-backed securities	89,238	296	6,350	1,022	95,588	1,318
Corporate and other securities	272,833	3,708	145,466	11,157	418,299	14,865
Subtotal, fixed maturity securities	470,763	5,375	399,307	37,368	870,070	42,743
Equity securities	74,420	11,250	4,790	1,696	79,210	12,946
Total temporarily impaired securities	$545,183	$16,625	$404,097	$39,064	$949,280	$55,689

	As of December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,474	$28	$1,474	$28
Obligations of states and political subdivisions	1,199	6	10,684	1,645	11,883	1,651
Residential mortgage-backed securities	26,318	153	156,857	15,229	183,175	15,382
Commercial mortgage-backed securities	15,491	108	103,960	6,331	119,451	6,439
Other asset-backed securities	95,322	146	10,113	1,050	105,435	1,196
Corporate and other securities	91,652	464	176,063	10,662	267,715	11,126
Subtotal, fixed maturity securities	229,982	877	459,151	34,945	689,133	35,822
Equity securities	68,924	5,162	7,967	2,803	76,891	7,965
Total temporarily impaired securities	$298,906	$6,039	$467,118	$37,748	$766,024	$43,787

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

As of June 30, 2026, the Company concluded that $355 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. As of December 31, 2025, the Company concluded that none of the unrealized losses in the fixed maturity portfolio were attributable to credit factors; therefore, no allowance for credit losses was recorded. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at June 30, 2026 and December 31, 2025 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following table represents a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning of period	$348	$1,519	$—	$1,198
Credit losses on securities with no previously recorded credit losses	—	—	348	303
Net increases (decreases) in allowance on previously impaired securities	7	66	7	84
Reduction due to sales	—	(132)	—	(132)
Writeoffs charged against allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Ending balance of period	$355	$1,453	$355	$1,453

The Company holds no subprime mortgage debt securities. All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by nationally recognized rating agencies.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest on fixed maturity securities	$14,972	$14,752	$29,180	$27,285
Dividends on equity securities	2,333	1,415	4,980	2,944
Equity in earnings of other invested assets	279	384	1,502	1,761
Interest on other assets	55	80	110	160
Total investment income	17,639	16,631	35,772	32,150
Investment expenses	1,080	907	2,175	1,852
Net investment income	$16,559	$15,724	$33,597	$30,298

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB of Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of June 30, 2026. There were no significant changes to the valuation process during the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At June 30, 2026 and December 31, 2025, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,328,594 and $1,315,548, respectively. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of June 30, 2026
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$4,167	$—	$4,167	$—
Obligations of states and political subdivisions	37,281	—	37,281	—
Residential mortgage-backed securities	357,647	—	357,647	—
Commercial mortgage-backed securities	150,379	—	150,379	—
Other asset-backed securities	189,729	—	189,729	—
Corporate and other securities	589,391	—	589,391	—
Other invested assets	14,285	—	14,285	—
Equity securities	169,908	168,910	—	998
Total investment securities	$1,512,787	$168,910	$1,342,879	$998

	As of December 31, 2025
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$4,205	$—	$4,205	$—
Obligations of states and political subdivisions	37,718	—	37,718	—
Residential mortgage-backed securities	366,047	—	366,047	—
Commercial mortgage-backed securities	157,018	—	157,018	—
Other asset-backed securities	169,509	—	169,509	—
Corporate and other securities	581,051	—	581,051	—
Other invested assets	14,209	—	14,209	—
Equity securities	188,954	188,022	—	932
Total investment securities	$1,518,711	$188,022	$1,329,757	$932

As of June 30, 2026 and December 31, 2025, there were approximately $32,048 and $31,999, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2026 and 2025.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$932	$884	$932	$2,120
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	66	48	66	48
Sales	—	—	—	(1,236)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$998	$932	$998	$932
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three and six months ended June 30, 2026 and 2025. The Company held one Level 3 security at June 30, 2026 and 2025.

In April 2024, the Massachusetts Division of Insurance approved a restructuring of the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”), pursuant to which, in a non-cash transaction, the Company liquidated its net asset position in the FAIR Plan and established an investment interest (“Investment in FAIR Plan Trust”). The Company’s Investment in FAIR Plan Trust is adjusted to its current fair value on a quarterly basis based on information from the FAIR Plan, with changes recognized through earnings. As of June 30, 2026 and December 31, 2025, the Company’s Investment in FAIR Plan Trust of $14,285 and $14,209, respectively, was included in other invested assets. The Company recognized $53 and $76, respectively, of income in earnings from partnership investments from its Investment in FAIR Plan Trust during the three and six months ended June 30, 2026. The Company recognized $186 and $323, respectively, of income in earnings from partnership investments from its Investment in FAIR Plan Trust during the three and six months ended June 30, 2025.

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three and six months ended June 30, 2026 and 2025.

	As of and For the		As of and For the
	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$313,428	$823	$306,408	$785
Current period change for expected credit losses		880		834
Writeoffs of uncollectable accounts receivable		(813)		(792)
Balance, end of period	$332,530	$890	$333,014	$827

	As of and For the		As of and For the
	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$320,187	$802	$306,465	$918
Current period change for expected credit losses		1,758		1,675
Writeoffs of uncollectable accounts receivable		(1,670)		(1,766)
Balance, end of period	$332,530	$890	$333,014	$827

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represented 97% and 95% of the total reinsurance recoverable on paid and unpaid losses at June 30, 2026 and December 31, 2025, respectively. The remaining 3% and 5%, respectively, of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of June 30, 2026 and December 31, 2025, most of the reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at June 30, 2026 or December 31, 2025.

7.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Six Months Ended June 30,
	2026	2025
Reserves for losses and LAE at beginning of year	$761,739	$671,669
Less receivable from reinsurers related to unpaid losses and LAE	(149,441)	(130,792)
Net reserves for losses and LAE at beginning of year	612,298	540,877
Incurred losses and LAE, related to:
Current year	463,727	407,995
Prior years	(21,118)	(23,473)
Total incurred losses and LAE	442,609	384,522
Paid losses and LAE related to:
Current year	224,091	198,298
Prior years	173,212	176,786
Total paid losses and LAE	397,303	375,084
Net reserves for losses and LAE at end of period	657,605	550,315
Plus receivable from reinsurers related to unpaid losses and LAE	150,659	135,626
Reserves for losses and LAE at end of period	$808,264	$685,941

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $21,118 and $23,473 for the six months ended June 30, 2026 and 2025, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities. The decreases in prior years reserves during the six months ended June 30, 2026 and 2025 are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company’s automobile lines of business reserves decreased for the six months ended June 30, 2026 and 2025, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

8.  Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $170,000 to investments in limited partnerships. The Company has contributed $155,134 to these commitments as of June 30, 2026. As of June 30, 2026, the remaining committed capital that could be called is $27,952, which includes potential recallable capital distributions.

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

9.  Debt

On August 10, 2023, the Company extended its Revolving Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A. (“Citizens Bank”) to a maturity date of August 10, 2028. Subsequently, on June 9, 2026, the Company amended the Credit Agreement to increase the aggregate committed amount of the revolving credit facility from $50,000 to $100,000 and extend the maturity date to June 9, 2031. Loans under the credit facility bear interest at the Company’s option at the higher of the Citizens Bank prime rate, the daily SOFR rate plus 1.25% per annum, or 0.5% above the federal funds rate. Interest only is payable prior to maturity.

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of June 30, 2026, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

On March 27, 2025, the Company borrowed $30,000 under the Credit Agreement with Citizens Bank. On November 10, 2025, the Company utilized the accordion feature under the Credit Agreement and borrowed an additional $20,000. Borrowings under the Credit Agreement bear interest at SOFR plus 1.25%. Interest is payable quarterly and the principal is due upon the maturity of the Credit Agreement. Principal may be repaid at any time without penalty. The Company had $50,000 outstanding on its credit facility at June 30, 2026 and December 31, 2025, respectively. The credit facility commitment fee included in interest expense was computed at a rate of 0.20% per annum on the $30,000 commitment. Commitment fees were incurred through March 27, 2025, when the Company borrowed under the facility.

Safety Insurance Company is a member of the FHLB of Boston. Membership in the FHLB of Boston allows Safety Insurance Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S. Government residential mortgage-backed securities. At June 30, 2026, Safety Insurance Company has the ability to borrow $264,435 using eligible invested assets that would be used as collateral.

On March 17, 2020, the Company borrowed $30,000 from the FHLB of Boston for a term of five-years, bearing interest at a rate of 1.42%. The interest and principal were paid on the maturity date of March 17, 2025.

The Company estimates the fair value of the loan under the Credit Agreement with Citizens Bank by discounting cash flows using the interest rate stated in the loan agreement, which is an observable input. As such, the loan is categorized as Level 2 within the fair value hierarchy. The fair value of the loan was $53,006 and $53,386 at June 30, 2026 and December 31, 2025, respectively.

Interest expense on the FHLB of Boston borrowing was incurred only during the six months ended June 30, 2025 and totaled $89. Interest expense on the Credit Agreement with Citizens Bank was $814 and $443 for the three months ended June 30, 2026 and 2025, respectively. Interest expense on the Credit Agreement with Citizens Bank was $1,432 and $457 for the six months ended June 30, 2026 and 2025, respectively.

10. Income Taxes

Federal income tax expense for the six months ended June 30, 2026 and 2025 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service. Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the six months ended June 30, 2026, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

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

No share purchases were made by the Company under the program during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, the Company had purchased 3,478,060 shares at a cost of $175,240.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$877	$904	$1,764	$1,809

Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,049	$1,058	$2,107	$2,117
Weighted average remaining lease term
Operating leases			2.47 Years	3.45 Years
Weighted average discount rate
Operating leases			2.46%	2.46%

Maturities of lease liabilities are as follows:

Operating Leases
2026	$2,109
2027	3,995
2028	3,924
Total lease payments	10,028
Less imputed interest	(255)
Total	$9,773

13. Subsequent Events

On July 23, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MAPFRE U.S.A Corp., a Massachusetts corporation (“Parent”), and Splash Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of Parent (“Merger Subsidiary”), pursuant to which Merger Subsidiary will merge with and into the Company, with the Company surviving the merger as a wholly-owned direct subsidiary of Parent (the “Merger”).

Under the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company issued and outstanding immediately prior to the Effective Time (other than certain excluded shares as described in the Merger Agreement) will be cancelled and converted into the right to receive $105.00 in cash, without interest.

The respective obligations of the Company, Parent and Merger Subsidiary to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of customary closing conditions, including, among others, approval by the holders of a majority of the voting powers of the outstanding shares of Company common stock entitled to vote on the Merger and the receipt of certain regulatory approvals, including from insurance regulators in Massachusetts. In addition, Parent’s and Merger Subsidiary’s obligation to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of a condition that there has not occurred a material adverse effect on the Company since the date of the Merger Agreement that is continuing.

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

We are a leading provider of private passenger automobile, commercial automobile, homeowners and commercial other-than-auto insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 54.9% of our direct written premiums in 2025), we offer a portfolio of other insurance products, including commercial automobile (15.2% of 2025 direct written premiums), homeowners (25.2% of 2025 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.7% of 2025 direct written premiums). Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, Safety P&C and Safety Northeast (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 797 in 1,063 locations throughout these three states at December 31, 2025. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the second largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 9.4% and 13.0% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2025 according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. We are also the third largest homeowners insurance carrier in Massachusetts with a 7.0% share of the Massachusetts homeowners insurance market.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an “A (Excellent)” rating. Our “A” rating was reaffirmed by A.M. Best on July 15, 2026.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. In November 2020, we formed a fourth insurance subsidiary, Safety Northeast, which became licensed to write insurance products in Massachusetts.

The table below shows the amount of direct written premiums written in each state during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
Direct Written Premiums	2026	2025	2026	2025
Massachusetts	$321,930	$326,925	$604,535	$610,204
New Hampshire	15,027	14,731	28,286	27,154
Maine	4,878	4,173	8,789	7,441
Total	$341,835	$345,829	$641,610	$644,799

Recent Trends and Events

During the quarter ended March 31, 2026, the Northeast region was impacted by two severe winter weather events (“Winter Storms”). Beginning on January 23, 2026 through January 26, 2026, the Northeast region experienced a severe winter weather event, which developed into a nor’easter, bringing blizzard conditions including excess snowfall, subzero temperatures and wind gusts reaching 75 miles per hour. Beginning on February 22, 2026, the Northeast region experienced a severe winter weather event, which produced record-breaking snowfall and hurricane-force wind gusts. Areas in the region received up to 36 inches of snowfall and wind gusts exceeding 80 miles per hour. As a result of the Winter Storms, the Company received approximately 1,800 reported claims totaling $42,736 of losses and loss adjustment expenses for the six months ended June 30, 2026.

Direct and Net Written Premiums. For the three months ended June 30, 2026, direct written premium and net written premium decreased 1.2% and 1.9%, respectively, compared to the prior period. The decrease was primarily due to the cancellation of certain underperforming agency relationships. For the six months ended June 30, 2026, the Company experienced policy count declines of 8.8% in Private Passenger Automobile and 4.0% in Homeowners lines, partially offset by 2.7% growth in Commercial Automobile policies, compared to the same period in 2025. Average written premium per policy increased 2.9%, 6.4% and 10.9% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, primarily reflecting rate increases.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred for the three months ended June 30, 2026 increased by $887, or 0.5%, to $195,119 from $194,232 for the comparable 2025 period. Losses and loss adjustment expenses incurred for the six months ended June 30, 2026 increased by $58,087, or 15.1%, to $442,609 from $384,522 for the comparable 2025 period. Our losses and loss adjustment expenses ratio for the three months ended June 30, 2026 decreased to 66.9% from 68.8% for the comparable 2025 period. The decrease in our losses and loss adjustment expense ratio for the three months ended June 30, 2026 is primarily driven by improved reported accident frequency in our Private Passenger Automobile line of business. Our losses and loss adjustment expense ratio for the six months ended June 30, 2026 increased to 76.0% from 69.3% for the comparable 2025 period. The increase in losses and loss adjustment expense ratio for the six months ended June 30, 2026 is due to the impact of Winter Storms.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts, New Hampshire and Maine in 2026 and 2025.

Line of Business	Effective Date	Rate Change
Massachusetts Private Passenger Automobile	July 1, 2026	3.3%
Maine Private Passenger Automobile	June 1, 2026	1.7%
Massachusetts Commercial Automobile	May 1, 2026	5.9%
Massachusetts Private Passenger Automobile	January 1, 2026	1.3%
Maine Commercial Automobile	December 1, 2025	14.8%
Maine Homeowners	November 1, 2025	6.6%
New Hampshire Commercial Automobile	November 1, 2025	8.2%
New Hampshire Homeowners	October 1, 2025	3.9%
New Hampshire Private Passenger Automobile	October 1, 2025	5.2%
Maine Private Passenger Automobile	September 1, 2025	9.6%
Massachusetts Homeowners	August 1, 2025	4.2%
Massachusetts Private Passenger Automobile	July 1, 2025	5.1%
Massachusetts Commercial Automobile	May 1, 2025	5.2%
Massachusetts Private Passenger Automobile	January 1, 2025	5.3%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP ratios:
Loss ratio	66.9%	68.8%	76.0%	69.3%
Expense ratio	28.8	29.3	28.5	29.5
Combined ratio	95.7%	98.1%	104.5%	98.8%

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At June 30, 2026, there were 160,334 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the six months ended June 30, 2026 is as follows:

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage during 2026 that protects us in the event of a “140-year storm” (that is, a storm of a severity expected to occur once in a 140-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.

For 2026, we have purchased three layers of excess catastrophe reinsurance providing $770,000 of coverage for property losses in excess of $80,000 up to a maximum of $850,000. Our reinsurers’ co-participation is 85.0% of $120,000 for the 1st layer, 85.0% of $250,000 for the 2nd layer and 90.0% of $400,000 for the 3rd layer.

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

At June 30, 2026, we had $181,032 recoverable from CAR, which consisted of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

Proposed Merger

On July 23, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MAPFRE U.S.A. Corp., a Massachusetts corporation (“Parent”), and Splash Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of Parent (“Merger Subsidiary”), pursuant to which the Company is to be acquired by Parent. Upon the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). At the effective time of the Merger, each issued and outstanding share of the Company’s common stock (other than certain excluded shares and shares held by stockholders who properly exercise appraisal rights) will be cancelled and converted into the right to receive $105.00 per share in cash, without interest thereon. In addition, at or immediately prior to the effective time, our outstanding equity awards, including stock options and restricted stock units, will be cancelled and converted into the right to receive cash payments based on the Merger consideration, subject to the terms of the Merger Agreement.

The respective obligations of the Company, Parent and Merger Subsidiary to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of customary closing conditions, including, among others, approval by the holders of a majority of the voting powers of the outstanding shares of Company common stock entitled to vote on the Merger and the receipt of certain regulatory approvals, including from insurance regulators in Massachusetts. In addition, Parent’s and Merger Subsidiary’s obligation to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of a condition that there has not occurred a material adverse effect on the Company since the date of the Merger Agreement that is continuing.

The Company expects to incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger. Additionally, if the Merger Agreement is terminated under specified circumstances, the Company may be required to pay Parent a termination fee of $46.2 million and Parent may in certain circumstances be required to pay the Company a termination fee of $111.8 million.

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

Results of Operations

Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct written premiums	$341,835	$345,829	$641,610	$644,799
Net written premiums	$313,510	$319,475	$588,941	$594,255
Net earned premiums	$291,653	$282,113	$582,639	$554,803
Net investment income	16,559	15,724	33,597	30,298
Earnings from partnership investments	3,329	346	7,234	2,458
Net realized gains on investments	1,418	2,131	8,049	6,394
Change in net unrealized gains on equity securities	4,720	7,194	(6,777)	6,923
Credit loss (expense) benefit	(7)	66	(355)	(255)
Commission income	2,252	2,285	4,402	4,380
Finance and other service income	5,758	6,485	11,559	12,772
Total revenue	325,682	316,344	640,348	617,773
Losses and loss adjustment expenses	195,119	194,232	442,609	384,522
Underwriting, operating and related expenses	83,883	82,796	166,164	163,647
Other expense	2,110	2,047	4,247	4,001
Interest expense	814	442	1,432	546
Total expenses	281,926	279,517	614,452	552,716
Income before income taxes	43,756	36,827	25,896	65,057
Income tax expense	9,239	7,890	5,702	14,224
Net income	$34,517	$28,937	$20,194	$50,833
Earnings per weighted average common share:
Basic	$2.36	$1.95	$1.38	$3.44
Diluted	$2.36	$1.95	$1.38	$3.43
Cash dividends paid per common share	$0.92	$0.90	$1.84	$1.80

Reconciliation of Net Income to Non-GAAP Operating Income

Net income	$34,517	$28,937	$20,194	$50,833
Exclusions from net income:
Net realized gains on investments	(1,418)	(2,131)	(8,049)	(6,394)
Change in net unrealized gains on equity securities	(4,720)	(7,194)	6,777	(6,923)
Credit loss expense (benefit)	7	(66)	355	255
Income tax expense	1,288	1,972	193	2,743
Non-GAAP operating income	$29,674	$21,518	$19,470	$40,514

Net income per diluted share	$2.36	$1.95	$1.38	$3.43
Exclusions from net income:
Net realized gains on investments	(0.10)	(0.14)	(0.55)	(0.43)
Change in net unrealized gains on equity securities	(0.32)	(0.49)	0.47	(0.47)
Credit loss expense	-	-	0.02	0.02
Income tax expense	0.09	0.13	0.01	0.19
Non-GAAP operating income per diluted share	$2.03	$1.45	$1.33	$2.74

Direct Written Premiums. Direct written premiums for the three months ended June 30, 2026 decreased by $3,994, or 1.2%, to $341,835 from $345,829 for the comparable 2025 period. Direct written premiums for the six months ended June 30, 2026 decreased by $3,189, or 0.5%, to $641,610 from $644,799 for the comparable 2025 period. The decreases in direct written premiums and net written premiums reflect lower policy counts resulting from the cancellation of certain underperforming agency relationships. For the six months ended June 30, 2026, average written premium per policy increased 2.9%, 6.4% and 10.9% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2025.

Net Written Premiums. Net written premiums for the three months ended June 30, 2026 decreased by $5,965, or 1.9%, to $313,510 from $319,475 for the comparable 2025 period. Net written premiums for the six months ended

June 30, 2026 decreased by $5,314, or 0.9%, to $588,941 from $594,255 for the comparable 2025 period. The decreases were primarily due to the factors that decreased direct written premiums.

Net Earned Premiums. Net earned premiums for the three months ended June 30, 2026 increased by $9,540, or 3.4%, to $291,653 from $282,113 for the comparable 2025 period. Net earned premiums for the six months ended June 30, 2026 increased by $27,836, or 5.0%, to $582,639 from $554,803 for the comparable 2025 period. The increases were primarily due to rate increases earning into top-line results.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Written Premiums
Direct	$341,835	$345,829	$641,610	$644,799
Assumed	6,059	5,675	12,715	12,480
Ceded	(34,384)	(32,029)	(65,384)	(63,024)
Net written premiums	$313,510	$319,475	$588,941	$594,255

Earned Premiums
Direct	$317,749	$308,901	$631,682	$605,720
Assumed	5,717	5,286	12,700	12,011
Ceded	(31,813)	(32,074)	(61,743)	(62,928)
Net earned premiums	$291,653	$282,113	$582,639	$554,803

Net Investment Income. Net investment income for the three months ended June 30, 2026 increased $835, or 5.3%, to $16,559 from $15,724 for the comparable 2025 period. Net investment income for the six months ended June 30, 2026 increased by $3,299, or 10.9%, to $33,597 from $30,298 for the comparable 2025 period. The increase for the three and six months ended June 30, 2026, compared to the same periods in 2025, is primarily driven by higher assets under management, reinvestment rates that exceeded the yields on maturing securities, and strong alternative asset returns. Net effective annualized yield on the investment portfolio was 4.0% for the three months June 30, 2026 compared to 4.2% for the comparable 2025 period. Net effective annualized yield on the investment portfolio was 4.1% for the six months ended June 30, 2026 compared to 4.0% for the comparable 2025 period. The investment portfolio’s duration on fixed maturities was 3.8 years at June 30, 2026 compared to 3.9 years at December 31, 2025.

Earnings from Partnership Investments. Earnings from partnership investments were $3,329 for the three months ended June 30, 2026 compared to $346 for the comparable 2025 period. Earnings from partnership investments were $7,234 for the six months ended June 30, 2026 compared to $2,458 for the comparable 2025 period. The year-over-year increase reflects higher investment appreciation and the impact of timing differences between valuation changes and the recognition of realized gains. Cash distributions received from partnerships may not correspond to earnings recognized in the same period, as gains are typically recognized over time based on changes in fair value. The timing and magnitude of these returns can vary depending on the performance and transactional activity of the underlying partnerships.

Net Realized Gains on Investments. Net realized gains on investments were $1,418 for the three months ended June 30, 2026 compared to $2,131 for the comparable 2025 period. Net realized gains on investments was $8,049 for the six months ended June 30, 2026 compared to $6,394 for the comparable 2025 period. The increase in net realized gains during the six-month period reflects the sale of equity securities in a gain position during the first quarter of 2026.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of June 30, 2026

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$4,209	$—	$4	$(46)	$4,167
Obligations of states and political subdivisions	38,814	—	287	(1,820)	37,281
Residential mortgage-backed securities (1)	372,628	—	2,641	(17,622)	357,647
Commercial mortgage-backed securities	157,196	—	255	(7,072)	150,379
Other asset-backed securities	190,732	—	315	(1,318)	189,729
Corporate and other securities	601,789	(355)	2,822	(14,865)	589,391
Subtotal, fixed maturity securities	1,365,368	(355)	6,324	(42,743)	1,328,594
Equity securities (2)	189,372	—	25,530	(12,946)	201,956
Other invested assets (4)	154,036	—	—	—	154,036
Totals	$1,708,776	$(355)	$31,854	$(55,689)	$1,684,586
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

(3)Our investment portfolio includes 833 securities in an unrealized loss position at June 30, 2026.
(4)Other invested assets are generally accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio as defined by nationally recognized rating agencies was as follows:

	As of June 30, 2026
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$357,648	27.0%
Aaa/Aa	336,155	25.3
A	301,846	22.7
Baa	232,016	17.5
Ba	45,775	3.4
B	50,756	3.8
Caa/Ca	601	—
Not rated	3,797	0.3
Total	$1,328,594	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

As of June 30, 2026, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2026.

	As of June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$2,078	$31	$1,487	$15	$3,565	$46
Obligations of states and political subdivisions	10,146	104	10,603	1,716	20,749	1,820
Residential mortgage-backed securities	66,891	769	140,933	16,853	207,824	17,622
Commercial mortgage-backed securities	29,577	467	94,468	6,605	124,045	7,072
Other asset-backed securities	89,238	296	6,350	1,022	95,588	1,318
Corporate and other securities	272,833	3,708	145,466	11,157	418,299	14,865
Subtotal, fixed maturity securities	470,763	5,375	399,307	37,368	870,070	42,743
Equity securities	74,420	11,250	4,790	1,696	79,210	12,946
Total temporarily impaired securities	$545,183	$16,625	$404,097	$39,064	$949,280	$55,689

As of June 30, 2026 the Company concluded that $355 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses. As of December 31, 2025, the Company concluded that none of the unrealized losses in the fixed maturity portfolio were due to credit factors; therefore, no allowance for credit losses was reported. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at June 30, 2026 and December 31, 2025 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Commission Income: Commission income includes revenues from new and renewal commissions paid by insurance carriers, which we recognize when earned. Commission income was $2,252 and $2,285 for the three months ended June 30, 2026 and 2025, respectively. Commission income was $4,402 and $4,380 for the six months ended June 30, 2026 and 2025, respectively. The year-over-year change is driven by increased premium rates across the property and casualty insurance market.

Finance and Other Service Income. Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended June 30, 2026 decreased by $727, or 11.2%, to $5,758 from $6,485 for the comparable 2025 period. Finance and other service income for the six months ended June 30, 2026, decreased by $1,213, or 9.5%, to $11,559 from $12,772 for the comparable 2025 period. The decrease is primarily driven by the decline in policy counts.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred for the three months ended June 30, 2026 increased by $887, or 0.5%, to $195,119 from $194,232 for the comparable 2025 period. Losses and loss adjustment expenses incurred for the six months ended June 30, 2026 increased by $58,087, or 15.1%, to $442,609 from $384,522 for the comparable 2025 period.

Our GAAP loss ratio for the three months ended June 30, 2026 decreased to 66.9% from 68.8% for the comparable 2025 period. Our GAAP loss ratio for the six months ended June 30, 2026 increased to 76.0% from 69.3% for the comparable 2025 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended June 30, 2026 was 59.5% compared to 60.9% for the comparable 2025 period. Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2026 was 67.6% compared to 61.1% for the comparable 2025 period. Total prior year favorable development included in the pre-tax results for the three months ended June 30, 2026 was $10,569 compared to $11,235 for the comparable 2025 period. Total prior year favorable development included in the pre-tax results for the six months ended June 30, 2026 was $21,118 compared to $23,473 for the comparable 2025 period.

Underwriting, Operating and Related Expenses. Underwriting, operating and related expenses for the three months ended June 30, 2026 increased by $1,087, or 1.3%, to $83,883 from $82,796 for the comparable 2025 period. Underwriting, operating and related expenses for the six months ended June 30, 2026 increased by $2,517, or 1.5%, to $166,164 from $163,647 for the comparable 2025 period. Our GAAP expense ratio for the three months ended June 30, 2026 decreased to 28.8% from 29.3% for the comparable 2025 period. Our GAAP expense ratio for the six months ended June 30, 2026 decreased to 28.5% from 29.5% for the comparable 2025 period. The decrease in the GAAP expense ratio during the three and six months ended June 30, 2026 was due to higher earned premium.

Interest Expense. Interest expense was $814 and $442 for the three months ended June 30, 2026 and 2025, respectively. Interest expense was $1,432 for the six months ended June 30, 2026 compared to $546 for the comparable 2025 period. The increase in interest expense is due to borrowings under the Company’s existing Credit Agreement with Citizens Bank on March 27, 2025, which carries an interest rate of SOFR rate plus 1.25%, compared to the repaid FHLB of Boston loan that had a fixed rate of 1.42%.

Income Tax Expense. Our effective tax rate was 21.1% and 21.4% for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate was 22.0% and 21.9% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate in 2026 was higher than the statutory rate primarily due to the effects of stock-based compensation and permanent differences regarding executive compensation.

Net Income. Net income for the three months ended June 30, 2026 was $34,517 compared to net income of $28,937 for the comparable 2025 period. Net income for the six months ended June 30, 2026 was $20,194 compared to $50,833 for the comparable 2025 period.

Non-GAAP Operating Income. Non-GAAP operating income, as defined above, was $29,674 for the three months ended June 30, 2026 compared to $21,519 for the comparable 2025 period. Non-GAAP operating income was $19,470 for the six months ended June 30, 2026 compared to $40,515 for the comparable 2025 period.

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

Net cash provided by operating activities was $21,294 and $35,496 during the six months ended 2026 and 2025, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash used for investing activities was $323 and $18,217 during the six months ended June 30, 2026 and 2025, respectively. Fixed maturities, equity securities, and other invested assets purchased were $216,213 for the six months ended June 30, 2026 compared to $159,014 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $218,359 during the six months ended June 30, 2026 compared to $141,197 for the comparable prior year period.

Net cash used for financing activities was $26,954 and $26,844 during the six months ended June 30, 2026 and 2025, respectively. Net cash used for financing activities during the six months ended June 30, 2026 consisted of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts (the “Commissioner”). The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2025, the statutory surplus of Safety Insurance was $833,432, and its statutory net income for 2025 was $83,092. As a result, a maximum of $83,343 is available in 2026 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $750,089 at December 31, 2025. During the six months ended June 30, 2026, Safety Insurance paid dividends to Safety of $26,897.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2026 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 13, 2026	March 2, 2026	March 13, 2026	$0.92	$13,470
May 6, 2026	June 1, 2026	June 12, 2025	$0.92	$13,485

On August 5, 2026, our Board of Directors approved and declared a quarterly cash dividend of $0.92 per share which will be paid on September 15, 2026 to shareholders of record on September 1, 2026. We plan to continue to declare and pay quarterly cash dividends in 2026, depending on our financial position and the regularity of our cash flows.

On February 23, 2022, the Board of Directors approved a share repurchase program of up to $50,000 of the Company’s outstanding common shares. As of June 30, 2026, the Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. No share repurchases were made by the Company under the program during the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the Company had purchased 3,478,060 shares of common stock at a cost of $175,240.

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

Management determines our loss and loss adjustment expense (“LAE”) reserves estimate based upon the analysis of our actuaries. A reasonable estimate is derived by selecting a point estimate within a range of indications as calculated by our actuaries using generally accepted actuarial techniques. The key assumption in most actuarial analysis is that past patterns of frequency and severity will repeat in the future, unless a significant change in the factors described above takes place.

Our key factors and resulting assumptions are the ultimate frequency and severity of claims, based upon the most recent ten years of claims reported to the Company, and the data CAR reports to us to calculate our share of the residual market, as of the date of the applicable balance sheet. For each accident year and each coverage within a line of business our actuaries calculate the ultimate losses incurred. Our total reserves are the difference between the ultimate losses incurred and the cumulative loss and loss adjustment payments made to date. Our IBNR reserves are calculated as the difference between our total reserves and the outstanding case reserves at the end of the accounting period. To determine ultimate losses, our actuaries calculate a range of indications and select a point estimation using such actuarial techniques as:

●	Paid Loss Indications: This method projects ultimate loss estimates based upon extrapolations of historic paid loss trends. This method tends to be used on short tail lines such as automobile physical damage.
●	Incurred Loss Indications: This method projects ultimate loss estimates based upon extrapolations of historic incurred loss trends. This method tends to be used on long tail lines of business such as automobile liability and homeowner’s liability.
●	Bornhuetter-Ferguson Indications: This method projects ultimate loss estimates based upon extrapolations of an expected amount of IBNR, which is added to current incurred losses or paid losses. This method tends to be used on small, immature, or volatile lines of business, such as our business owner policy and umbrella lines of business.
●	Bodily Injury Code Indications: This method projects ultimate loss estimates for our private passenger and commercial automobile bodily injury coverage based upon extrapolations of the historic number of accidents and the historic number of bodily injury claims per accident. Projected ultimate bodily injury claims are then segregated into expected claims by type of injury (e.g. soft tissue injury vs. hard tissue injury) based on past experience. An ultimate severity, or average paid loss amounts, is estimated based upon extrapolating historic trends. Projected ultimate loss estimates using this method are the aggregate of estimated losses by injury type.

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $616,475 to $685,439 as of June 30, 2026. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $657,605 as of June 30, 2026.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2026.

	As of June 30, 2026
Line of Business	Low	Recorded	High
Private passenger automobile	$287,763	$306,207	$315,253
Commercial automobile	125,261	137,023	148,449
Homeowners	137,481	141,871	143,569
All other	65,970	72,504	78,168
Total	$616,475	$657,605	$685,439

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30, 2026.

	As of June 30, 2026
Line of Business	Case	IBNR	Total
Private passenger automobile	$349,863	(43,664)	$306,199
CAR assumed private passenger auto	1	7	8
Commercial automobile	94,608	7,251	101,859
CAR assumed commercial automobile	21,527	13,637	35,164
Homeowners	158,838	(16,967)	141,871
All other	59,774	12,730	72,504
Total net reserves for losses and LAE	$684,611	$(27,006)	$657,605

At June 30, 2026, our total IBNR reserves for our private passenger automobile line of business was comprised of ($85,210) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $41,546 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves. The IBNR reserves for CAR assumed commercial automobile business are 38.8% of our total reserves for CAR assumed commercial automobile business as of June 30, 2026, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of June 30, 2026.

	As of June 30, 2026
Line of Business	Retained	Assumed	Net
Private passenger automobile	$306,199
CAR assumed private passenger automobile		$8
Net private passenger automobile			$306,207
Commercial automobile	101,859
CAR assumed commercial automobile		35,164
Net commercial automobile			137,023
Homeowners	141,871	—	141,871
All other	72,504	—	72,504
Total net reserves for losses and LAE	$622,433	$35,172	$657,605

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the six months ended June 30, 2026, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $5,825. Each 1 percentage-point change in the loss and LAE ratio would have had a $4,602 effect on net income, or $0.32 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30, 2026. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(6,124)	$(3,062)	$—
Estimated increase in net income	4,838	2,419	—
No Change in Severity
Estimated (decrease) increase in reserves	(3,062)	—	3,062
Estimated increase (decrease) in net income	2,419	—	(2,419)
+1 Percent Change in Severity
Estimated increase in reserves	—	3,062	6,124
Estimated decrease in net income	—	(2,419)	(4,838)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(2,037)	(1,019)	—
Estimated increase in net income	1,609	805	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,019)	—	1,019
Estimated increase (decrease) in net income	805	—	(805)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,019	2,037
Estimated decrease in net income	—	(805)	(1,609)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(2,837)	(1,419)	—
Estimated increase in net income	2,241	1,121	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,419)	—	1,419
Estimated increase (decrease) in net income	1,121	—	(1,121)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,419	2,837
Estimated decrease in net income	—	(1,121)	(2,241)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,450)	(725)	—
Estimated increase in net income	1,146	573	—
No Change in Severity
Estimated (decrease) increase in reserves	(725)	—	725
Estimated increase (decrease) in net income	573	—	(573)
+1 Percent Change in Severity
Estimated increase in reserves	—	725	1,450
Estimated decrease in net income	—	(573)	(1,146)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2026. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(352)	$352
Estimated increase (decrease) in net income	278	(278)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $21,118 and $23,473 during the six months ended June 30, 2026 and 2025, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2026 and 2025. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

	Six Months Ended June 30,
Accident Year	2026	2025
2016 & prior	$(76)	$(907)
2017	(68)	(222)
2018	(531)	(232)
2019	(47)	(1,179)
2020	387	(1,628)
2021	1,864	(1,978)
2022	877	(2,516)
2023	(1,173)	(7,256)
2024	(6,519)	(7,555)
2025	(15,832)	—
All prior years	$(21,118)	$(23,473)

The decreases in prior years’ reserves during the six months ended June 30, 2026 and 2025 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2026 decrease is composed of reductions of $7,713 in our private passenger automobile reserves, $3,695 in our commercial automobile reserves, $7,361 in our homeowners reserves, and $2,349 in our other lines reserves. The 2025 decrease is primarily composed of reductions of $3,249 in our private passenger automobile reserves, $3,909 in our commercial automobile reserves, $9,266 in our homeowners reserves, and $7,049 in our other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses June 30, 2026.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2016 & prior	$(42)	$1	$(7)	$(28)	$(76)
2017	—	(6)	2	(64)	(68)
2018	18	(19)	(297)	(233)	(531)
2019	150	(7)	9	(199)	(47)
2020	928	(56)	(235)	(250)	387
2021	1,776	(133)	(117)	338	1,864
2022	735	682	(183)	(357)	877
2023	646	(565)	(2,133)	879	(1,173)
2024	(1,945)	(1,218)	(2,883)	(473)	(6,519)
2025	(9,979)	(2,374)	(1,517)	(1,962)	(15,832)
All prior years	$(7,713)	$(3,695)	$(7,361)	$(2,349)	$(21,118)

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to:

●	The competitive nature of our industry and the possible adverse effects of such competition;
●	Conditions for business operations and restrictive regulations in Massachusetts;
●	The possibility of losses due to claims resulting from severe weather;
●	The impact of inflation, changes in tariffs and supply chain delays on loss severity;

●	The possibility that the Commissioner may approve future rule changes that change the operation of the residual market;
●	The possibility that existing insurance-related laws and regulations will become further restrictive in the future;
●	The impact of investment, economic and underwriting market conditions, including interest rates and inflation;
●	Our possible need for and availability of additional financing, and our dependence on strategic relationships, among others; and
●	Other risks and factors identified from time to time in our reports filed with the SEC. Refer to Part II, Item 1A – Risk Factors in this Quarterly report on Form 10-Q and Part I, Item 1A — Risk Factors of our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2026
Estimated fair value	$1,386,528	$1,328,594	$1,379,117
Estimated increase (decrease) in fair value	$57,934	$—	$50,523

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At June 30, 2026, we had $50,000 of debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $2,000 for 2026, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

Please see “Item 1—Financial Statements, Note 8, Commitments and Contingencies.”

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in the Company’s 2025 Annual Report on Form 10-K. The risk factors disclosed in the 2025 Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition, or results.

The announcement and pendency of our proposed acquisition by Parent could adversely impact our business, financial condition, and results of operations.

On July 23, 2026, we entered into the Merger Agreement. Uncertainty about the effect of the Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition, and results of operations regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

●	the impairment of our ability to attract, retain, and motivate our employees, including key personnel;

●	the diversion of significant management time and resources toward the completion of the Merger;

●	difficulties maintaining relationships with customers and business partners;

●	delays or deferments of certain business decisions by our customers and business partners;

●	the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to use commercially reasonable efforts to carry on its business in the ordinary course of business and preserve intact its material business organization and existing relationships;

●	litigation relating to the Merger and the costs related thereto; and

●	the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.

The completion of the Merger is subject to certain closing conditions, including stockholder approval and certain regulatory conditions, which may not be satisfied on a timely basis or at all, and the failure to consummate the Merger within the expected timeframe or at all could adversely impact our business, financial condition, and results of operations.

The obligations of the Company, Parent and Merger Subsidiary to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of a number of conditions, including the approval by holders of a majority of the voting power of the Company’s outstanding shares of common stock. In addition, the Merger is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as certain other regulatory approvals. The relevant governmental entities may impose requirements, limitations, costs or place restrictions on the conduct of our or Parent’s business following the Merger as a condition to approval or not grant approval at all.

Other conditions that must be satisfied or waived before one or more of the parties will be obligated to consummate the Merger are: (1) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement; (2) compliance by the other party in all material respects with such other party’s obligations under the Merger Agreement; (3) the absence of any law or order prohibiting consummation of the Merger in specified jurisdictions in which the Company, Parent or their respective subsidiaries have business operations; and (4) in the case of Parent’s and Merger Subsidiary’s obligation to consummate the Merger, a condition that there has not occurred a material adverse effect on the Company since the date of the Merger Agreement that is continuing.

We can provide no assurance that the closing conditions will be fulfilled (or waived, if applicable) in a timely manner or at all, and, if all closing conditions are timely fulfilled (or waived, if applicable), we can provide no assurance as to the terms, conditions, and timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either our, Parent’s or Merger Subsidiary’s control, and we cannot predict when or if these conditions will be fulfilled (or waived, if applicable).

The Merger Agreement also includes termination provisions for both the Company and Parent. If the Merger Agreement is terminated under specified circumstances, the Company may be required to pay Parent a termination fee of $46.2 million, and if the Merger Agreement is terminated under certain circumstances, including a failure to timely receive required regulatory approvals, Parent may be required to pay the Company a termination fee equal to $111.8 million.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Parent or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the Merger. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our stockholders, customers, suppliers, lenders, partners, officers, employees, governmental entities, and other third parties could continue or accelerate in the event of a failed transaction. In addition, if the Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $105.00 per share or higher, on terms acceptable to us, the share price of the Company’s common stock may decline to the extent that the current market price of the common stock reflects an assumption that the Merger will be completed.

Also, we will incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. Some of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on July 24, 2026 (the “July 24 Form 8-K”). The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the July 24 Form 8-K.

Lawsuits may be filed against us or our directors or officers challenging the transactions contemplated by the Merger Agreement or the Merger, which could prevent or delay the completion of the Merger or result in the payment of damages.

Litigation relating to the Merger may be filed against us or our directors or officers. Among other remedies, claimants could seek damages and/or to enjoin the Merger and the other transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the proposed Merger from being completed. Any such actions may create uncertainty relating to the Merger and may be costly and distracting to our management.

If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares. The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No shares were repurchased during the three and six months ended June 30, 2026.

	Total number	Average	Total number of shares	Approximate dollar value of
	of shares	price paid	purchased as part of publicly	shares that may yet be purchased
Period	purchase	per share	announced plans or programs	under the plans or programs
April 1-30, 2026	—	—	—	$24,760
May 1-31, 2026	—	—	—	$24,760
June 1-30, 2026	—	—	—	$24,760
Total	—		—

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2026, none of the officers (as defined in rule 16a-1(f) of the Securities Exchange Act of 1934) or directors of the Company adopted, terminated or modified any contract, instruction or written plan for the purchase and sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits are contained herein as listed in the Exhibit Index.

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description
11.0	Statement re: Computation of Per Share Earnings (1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (2)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (2)

101.INS	Inline XBRL Instance Document (2)

101.SCH	Inline XBRL Taxonomy Extension Schema (2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (2)

104	The cover page from this Current Report on form 10-Q, formatted in Inline XBRL (2)
(1)	Not included herein as the information is included as part of this Form 10-Q, Item 1 – Financial Statements, Note 3, Earnings per Share.
(2)	Included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2026	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer