Form 10-Q
period 2026-09-30
SAFETY INSURANCE GROUP INC
filed 2026-11-06
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐  No ☒

As of November 2, 2026, there were 14,680,482 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,468,572 and $1,337,235, allowance for expected credit losses of $351 and $0)	$1,383,059	$1,315,548
Equity securities, at fair value (cost: $156,549 and $201,591)	160,635	220,953
Other invested assets	160,202	151,020
Total investments	1,703,896	1,687,521
Cash and cash equivalents	56,017	73,901
Accounts receivable, net of allowance for expected credit losses of $819 and $802	324,551	320,187
Receivable for securities sold	43	4,269
Accrued investment income	12,654	12,169
Taxes recoverable	5,976	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	23,428	9,433
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	153,552	149,441
Ceded unearned premiums	43,232	39,674
Deferred policy acquisition costs	113,624	111,791
Deferred income taxes	16,577	4,116
Equity and deposits in pools	11,460	4,197
Operating lease right-of-use-assets	9,093	11,861
Goodwill	17,093	17,093
Intangible assets	6,072	6,783
Other assets	17,575	18,672
Total assets	$2,514,843	$2,471,108

Liabilities
Losses and loss adjustment expense reserves	$820,025	$761,739
Unearned premium reserves	666,959	654,803
Accounts payable and accrued liabilities	70,913	80,461
Payable for securities purchased	9,325	846
Payable to reinsurers	32,756	15,184
Taxes payable	—	3,903
Long-term debt	50,000	50,000
Operating lease liabilities	9,093	11,861
Total liabilities	1,659,071	1,578,797

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 18,100,429 and 18,051,631 shares issued	181	181
Additional paid-in capital	239,692	235,693
Accumulated other comprehensive loss, net of taxes	(67,278)	(17,133)
Retained earnings	853,670	844,063
Treasury stock, at cost: 3,419,947 shares	(170,493)	(170,493)
Total shareholders’ equity	855,772	892,311
Total liabilities and shareholders’ equity	$2,514,843	$2,471,108

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net earned premiums	$293,870	$291,021	$876,509	$845,824
Net investment income	17,872	15,535	51,469	45,833
Earnings from partnership investments	6,078	2,929	13,312	5,387
Net realized gains on investments	10,353	1,338	18,402	7,732
Change in net unrealized gains on equity securities	(8,499)	6,310	(15,276)	13,233
Credit loss benefit (expense)	4	487	(351)	232
Commission income	2,298	2,415	6,700	6,795
Finance and other service income	5,794	6,589	17,353	19,361
Total revenue	327,770	326,624	968,118	944,397

Losses and loss adjustment expenses	197,625	204,982	640,234	589,504
Underwriting, operating and related expenses	85,377	83,027	251,541	246,674
Other expense	5,763	1,979	10,010	5,980
Interest expense	621	426	2,053	972
Total expenses	289,386	290,414	903,838	843,130

Income before income taxes	38,384	36,210	64,280	101,267
Income tax expense	8,365	7,900	14,067	22,124
Net income	$30,019	$28,310	$50,213	$79,143

Earnings per weighted average common share:
Basic	$2.06	$1.91	$3.44	$5.35
Diluted	$2.05	$1.91	$3.43	$5.33

Cash dividends paid per common share	$0.92	$0.92	$2.76	$2.72

Number of shares used in computing earnings per share:
Basic	14,522,102	14,745,008	14,514,078	14,736,279
Diluted	14,593,607	14,778,416	14,566,214	14,768,558

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$30,019	$28,310	$50,213	$79,143

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains during the period, net of income tax (benefit) expense of ($8,062), $3,063, ($9,466) and $9,241.	(30,328)	11,522	(35,607)	34,766
Reclassification adjustment for net realized gains on investments included in net income, net of income tax benefit of ($2,174), ($281), ($3,865) and ($1,624).	(8,179)	(1,057)	(14,538)	(6,108)
Other comprehensive (loss) income, net of tax	(38,507)	10,465	(50,145)	28,658

Comprehensive (loss) income	$(8,488)	$38,775	$68	$107,801

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Loss,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2024	$180	$230,864	$(51,047)	$798,760	$(150,293)	$828,464
Net income, January 1 to March 31, 2025	—	—	—	21,896	—	21,896
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	12,276	—	—	12,276
Restricted share awards issued	—	477	—	—	—	477
Recognition of employee share-based compensation, net of deferred federal income taxes	1	923	—	—	—	924
Dividends paid and accrued	—	—	—	(13,370)	—	(13,370)
Balance at March 31, 2025	181	232,264	(38,771)	807,286	(150,293)	850,667
Net income, April 1 to June 30, 2025	—	—	—	28,937	—	28,937
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	5,917	—	—	5,917
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,127	—	—	—	1,127
Dividends paid and accrued	—	—	—	(13,384)	—	(13,384)
Balance at June 30, 2025	181	233,391	(32,854)	822,839	(150,293)	873,264
Net income, July 1 to September 30, 2025	—	—	—	28,310	—	28,310
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	10,465	—	—	10,465
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,156	—	—	—	1,156
Dividends paid and accrued	—	—	—	(13,641)	—	(13,641)
Balance at September 30, 2025	$181	$234,547	$(22,389)	$837,508	$(150,293)	$899,554

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Loss,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2025	$181	$235,693	$(17,133)	$844,063	$(170,493)	$892,311
Net loss, January 1 to March 31, 2026	—	—	—	(14,323)	—	(14,323)
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	(10,204)	—	—	(10,204)
Restricted share awards issued	—	509	—	—	—	509
Recognition of employee share-based compensation, net of deferred federal income taxes	—	927	—	—	—	927
Dividends paid and accrued	—	—	—	(13,470)	—	(13,470)
Balance at March 31, 2026	181	237,129	(27,337)	816,270	(170,493)	855,750
Net income, April 1 to June 30, 2026	—	—	—	34,517	—	34,517
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	(1,434)	—	—	(1,434)
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,306	—	—	—	1,306
Dividends paid and accrued	—	—	—	(13,485)	—	(13,485)
Balance at June 30, 2026	181	238,435	(28,771)	837,302	(170,493)	$876,654
Net income, July 1 to September 30, 2026	—	—	—	30,019	—	30,019
Unrealized gains and losses on securities available for sale, net of deferred federal income taxes	—	—	(38,507)	—	—	(38,507)
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,257	—	—	—	1,257
Dividends paid and accrued	—	—	—	(13,651)	—	(13,651)
Balance at September 30, 2026	$181	$239,692	$(67,278)	$853,670	$(170,493)	$855,772

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$50,213	$79,143
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	(939)	(1,117)
Fixed asset depreciation, net	4,142	5,400
Stock based compensation	4,000	3,683
Credit for deferred income taxes	869	(1,246)
Net realized gains on investments	(18,402)	(7,732)
Credit loss expense	351	(232)
Earnings from partnership investments	(10,301)	1,996
Change in net unrealized gains on equity securities	15,276	(13,233)
Changes in assets and liabilities:
Accounts receivable, net	(4,364)	(26,713)
Accrued investment income	(485)	(2,008)
Receivable from reinsurers	(18,106)	(15,494)
Ceded unearned premiums	(3,558)	1,697
Deferred policy acquisition costs	(1,833)	(10,261)
Taxes recoverable/payable	(9,879)	176
Other assets	(6,171)	(3,046)
Losses and loss adjustment expense reserves	58,286	48,143
Unearned premium reserves	12,156	55,949
Accounts payable and accrued liabilities	(9,836)	(4,136)
Payable to reinsurers	17,572	9,979
Net cash provided by operating activities	78,991	120,948

Cash flows from investing activities:
Fixed maturities purchased	(334,933)	(289,008)
Equity securities purchased	(72,521)	(54,194)
Other invested assets purchased	(4,055)	(6,073)
Proceeds from sales and paydowns of fixed maturities	193,944	128,523
Proceeds from maturities, redemptions, and calls of fixed maturities	21,897	55,478
Proceeds from maturities of short-term investments	—	20,000
Proceeds from sales of equity securities	137,746	54,981
Proceeds from other invested assets redeemed	4,791	7,417
Fixed assets purchased	(3,426)	(400)
Net cash used for investing activities	(56,557)	(83,276)

Cash flows from financing activities:
Proceeds from Citizens loan	—	30,000
Payments on FHLB loan	—	(30,000)
Dividends paid to shareholders	(40,318)	(40,413)
Net cash used for financing activities	(40,318)	(40,413)

Net (decrease) increase in cash and cash equivalents	(17,884)	(2,741)
Cash and cash equivalents at beginning of year	73,901	58,974
Cash and cash equivalents at end of period	$56,017	$56,233

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

The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Safety Northeast Insurance Company, Safety Northeast Insurance Agency, Inc. (“SNIA”), and Safety Management Corporation, which is SNIA’s holding company. All intercompany commission transactions, including commission income and other expense, have been eliminated. Eliminated commission income totaled $264 and $304 for the three months ended September 30, 2026 and 2025, respectively. Eliminated commission income totaled $819 and $866 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, fiduciary assets held by SNIA were immaterial and less than $275.

The financial information for the three and nine months ended September 30, 2026 and 2025 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2025 is derived from the audited consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2026.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$30,019	$28,310	$50,213	$79,143
Allocation of income for participating shares	(150)	(133)	(251)	(364)
Net income from continuing operations attributed to common shareholders	$29,869	$28,177	$49,962	$78,779
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,595,143	14,815,205	14,586,958	14,804,318
Less: weighted average participating shares	(73,041)	(70,197)	(72,880)	(68,039)
Basic earnings per share denominator	14,522,102	14,745,008	14,514,078	14,736,279
Common equivalent shares- non-vested performance stock grants	71,505	33,408	52,136	32,279
Diluted earnings per share denominator	14,593,607	14,778,416	14,566,214	14,768,558

Basic earnings per share	$2.06	$1.91	$3.44	$5.35
Diluted earnings per share	$2.05	$1.91	$3.43	$5.33

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$2.06	$1.91	$3.44	$5.35
Dividends declared	(0.92)	(0.92)	(2.76)	(2.72)
Undistributed earnings	$1.14	$0.99	$0.68	$2.63

Net income from continuing operations attributable to common shareholders -Diluted	$2.05	$1.91	$3.43	$5.33
Dividends declared	(0.92)	(0.92)	(2.76)	(2.72)
Undistributed earnings	$1.13	$0.99	$0.67	$2.61

Diluted EPS excludes non-vested performance stock grants whose inclusion would be anti-dilutive. There were no anti-dilutive shares related to non-vested performance stock grants for the three and nine months ended September 30, 2026 and 2025, respectively.

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At September 30, 2026, there were 160,334 shares available for future grant.

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

The following table summarizes restricted stock activity under the Amended 2018 Plan during the nine months ended September 30, 2026 assuming a target payout for the 2026 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	69,243	$82.79	79,659		$83.80
Granted	44,282	78.46	31,047	(1)	78.46
Vested and unrestricted	(39,326)	83.14	—		-
Forfeited	(1,291)	79.78	(25,240)		86.54
Outstanding at end of period	72,908	$80.04	85,466		$81.05
(1)	Includes an update of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the Amended 2018 Plan.

As of September 30, 2026, there was $7,126 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years. The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2026 and 2025 was $3,269 and $3,719, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded compensation expense related to restricted stock of $3,160 and $2,910, net of income tax benefits of $840 and $773, respectively, within Underwriting, operating and related expenses on the Consolidated Statements of Operations.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of September 30, 2026

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,707	$—	$—	$(93)	$2,614
Obligations of states and political subdivisions	38,802	—	16	(3,868)	34,950
Residential mortgage-backed securities (1)	396,634	—	74	(36,474)	360,234
Commercial mortgage-backed securities	148,185	—	1	(9,440)	138,746
Other asset-backed securities	244,610	—	131	(1,973)	242,768
Corporate and other securities	637,634	(351)	238	(33,774)	603,747
Subtotal, fixed maturity securities	1,468,572	(351)	460	(85,622)	1,383,059
Equity securities (2)	156,549	—	15,492	(11,406)	160,635
Other invested assets (4)	160,202	—	—	—	160,202
Totals	$1,785,323	$(351)	$15,952	$(97,028)	$1,703,896

	As of December 31, 2025

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$4,211	$—	$22	$(28)	$4,205
Obligations of states and political subdivisions	38,837	—	532	(1,651)	37,718
Residential mortgage-backed securities (1)	376,354	—	5,075	(15,382)	366,047
Commercial mortgage-backed securities	162,755	—	702	(6,439)	157,018
Other asset-backed securities	170,332	—	373	(1,196)	169,509
Corporate and other securities	584,746	—	7,431	(11,126)	581,051
Subtotal, fixed maturity securities	1,337,235	—	14,135	(35,822)	1,315,548
Equity securities (2)	201,591	—	27,327	(7,965)	220,953
Other invested assets (4)	151,020	—	—	—	151,020
Totals	$1,689,846	$—	$41,462	$(43,787)	$1,687,521
(1)	Residential mortgage-backed securities consist primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio includes 1,134 and 700 securities in an unrealized loss position at September 30, 2026 and December 31, 2025, respectively.
(4)	Other invested assets are generally accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2026
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$1,895	$1,892
Due after one year through five years	370,795	351,358
Due after five years through ten years	290,975	273,927
Due after ten years through twenty years	14,843	13,502
Due after twenty years	635	632
Asset-backed securities	789,429	741,748
Totals	$1,468,572	$1,383,059

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross realized gains
Fixed maturity securities	$205	$327	$1,775	$640
Equity securities	13,537	3,871	27,127	12,142
Gross realized losses
Fixed maturity securities	(652)	(2,210)	(2,013)	(2,481)
Equity securities	(2,737)	(650)	(8,487)	(2,569)
Net realized gains on investments	$10,353	$1,338	$18,402	$7,732

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

The following tables as of September 30, 2026 and December 31, 2025 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2026
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$2,614	$93	$1	$—	$2,615	$93
Obligations of states and political subdivisions	21,492	1,612	10,059	2,256	31,551	3,868
Residential mortgage-backed securities	226,575	12,122	128,447	24,352	355,022	36,474
Commercial mortgage-backed securities	49,885	2,287	86,317	7,153	136,202	9,440
Other asset-backed securities	135,611	804	6,168	1,169	141,779	1,973
Corporate and other securities	453,654	19,546	131,339	14,228	584,993	33,774
Subtotal, fixed maturity securities	889,831	36,464	362,331	49,158	1,252,162	85,622
Equity securities	78,516	10,591	2,524	815	81,040	11,406
Total temporarily impaired securities	$968,347	$47,055	$364,855	$49,973	$1,333,202	$97,028

	As of December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,474	$28	$1,474	$28
Obligations of states and political subdivisions	1,199	6	10,684	1,645	11,883	1,651
Residential mortgage-backed securities	26,318	153	156,857	15,229	183,175	15,382
Commercial mortgage-backed securities	15,491	108	103,960	6,331	119,451	6,439
Other asset-backed securities	95,322	146	10,113	1,050	105,435	1,196
Corporate and other securities	91,652	464	176,063	10,662	267,715	11,126
Subtotal, fixed maturity securities	229,982	877	459,151	34,945	689,133	35,822
Equity securities	68,924	5,162	7,967	2,803	76,891	7,965
Total temporarily impaired securities	$298,906	$6,039	$467,118	$37,748	$766,024	$43,787

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

As of September 30, 2026, the Company concluded that $351 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. As of December 31, 2025, the Company concluded that none of the unrealized losses in the fixed maturity portfolio were attributable to credit factors; therefore, no allowance for credit losses was recorded. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at September 30, 2026 and December 31, 2025 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following table represents a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning of period	$355	$1,453	$—	$1,198
Credit losses on securities with no previously recorded credit losses	—	—	348	303
Net increases (decreases) in allowance on previously impaired securities	(4)	(55)	3	29
Reduction due to sales	—	(432)	—	(564)
Writeoffs charged against allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Ending balance of period	$351	$966	$351	$966

The Company holds no subprime mortgage debt securities. All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by nationally recognized rating agencies.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest on fixed maturity securities	$15,850	$13,694	$45,030	$40,979
Dividends on equity securities	2,303	1,412	7,283	4,356
Equity in earnings of other invested assets	676	1,424	2,178	3,185
Interest on other assets	53	80	163	240
Total investment income	18,882	16,610	54,654	48,760
Investment expenses	1,010	1,075	3,185	2,927
Net investment income	$17,872	$15,535	$51,469	$45,833

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB of Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2026. There were no significant changes to the valuation process during the nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At September 30, 2026 and December 31, 2025, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,383,059 and $1,315,548, respectively. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of September 30, 2026
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,614	$—	$2,614	$—
Obligations of states and political subdivisions	34,950	—	34,950	—
Residential mortgage-backed securities	360,234	—	360,234	—
Commercial mortgage-backed securities	138,746	—	138,746	—
Other asset-backed securities	242,768	—	242,768	—
Corporate and other securities	603,747	—	603,747	—
Other invested assets	14,179	—	14,179	—
Equity securities	134,892	133,894	—	998
Total investment securities	$1,532,130	$133,894	$1,397,238	$998

	As of December 31, 2025
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$4,205	$—	$4,205	$—
Obligations of states and political subdivisions	37,718	—	37,718	—
Residential mortgage-backed securities	366,047	—	366,047	—
Commercial mortgage-backed securities	157,018	—	157,018	—
Other asset-backed securities	169,509	—	169,509	—
Corporate and other securities	581,051	—	581,051	—
Other invested assets	14,209	—	14,209	—
Equity securities	188,954	188,022	—	932
Total investment securities	$1,518,711	$188,022	$1,329,757	$932

As of September 30, 2026 and December 31, 2025, there were approximately $25,743 and $31,999, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2026 and 2025.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$998	$932	$932	$2,120
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	—	—	66	48
Sales	—	—	—	(1,236)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$998	$932	$998	$932
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three and nine months ended September 30, 2026 and 2025. The Company held one Level 3 security at September 30, 2026 and 2025.

In April 2024, the Massachusetts Division of Insurance approved a restructuring of the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”), pursuant to which, in a non-cash transaction, the Company liquidated its net asset position in the FAIR Plan and established an investment interest (“Investment in FAIR Plan Trust”). The Company’s Investment in FAIR Plan Trust is adjusted to its current fair value on a quarterly basis based on information from the FAIR Plan, with changes recognized through earnings. As of September 30, 2026 and December 31, 2025, the Company’s Investment in FAIR Plan Trust of $14,179 and $14,209, respectively, was included in other invested assets. The Company recognized $106 and $30, respectively, of losses in earnings from partnership investments from its Investment in FAIR Plan Trust during the three and nine months ended September 30, 2026. The Company recognized $138 and $461, respectively, of income in earnings from partnership investments from its Investment in FAIR Plan Trust during the three and nine months ended September 30, 2025.

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three and nine months ended September 30, 2026 and 2025.

	As of and For the		As of and For the
	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$313,428	$890	$333,014	$827
Current period change for expected credit losses		788		838
Writeoffs of uncollectable accounts receivable		(859)		(787)
Balance, end of period	$324,551	$819	$333,178	$878

	As of and For the		As of and For the
	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$320,187	$802	$306,465	$918
Current period change for expected credit losses		2,546		2,513
Writeoffs of uncollectable accounts receivable		(2,529)		(2,553)
Balance, end of period	$324,551	$819	$333,178	$878

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represented 97% and 95% of the total reinsurance recoverable on paid and unpaid losses at September 30, 2026 and December 31, 2025, respectively. The remaining 3% and 5%, respectively, of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of September 30, 2026 and December 31, 2025, most of the reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at September 30, 2026 or December 31, 2025.

7.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Nine Months Ended September 30,
	2026	2025
Reserves for losses and LAE at beginning of year	$761,739	$671,669
Less receivable from reinsurers related to unpaid losses and LAE	(149,441)	(130,792)
Net reserves for losses and LAE at beginning of year	612,298	540,877
Incurred losses and LAE, related to:
Current year	671,491	622,684
Prior years	(31,257)	(33,180)
Total incurred losses and LAE	640,234	589,504
Paid losses and LAE related to:
Current year	365,874	333,165
Prior years	220,185	219,299
Total paid losses and LAE	586,059	552,464
Net reserves for losses and LAE at end of period	666,473	577,917
Plus receivable from reinsurers related to unpaid losses and LAE	153,552	141,895
Reserves for losses and LAE at end of period	$820,025	$719,812

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $31,257 and $33,180 for the nine months ended September 30, 2026 and 2025, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities. The decreases in prior years reserves during the nine months ended September 30, 2026 and 2025 are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company’s automobile lines of business reserves decreased for the nine months ended September 30, 2026 and 2025, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

8.  Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $170,000 to investments in limited partnerships. The Company has contributed $156,681 to these commitments as of September 30, 2026. As of September 30, 2026, the remaining committed capital that could be called is $26,423, which includes potential recallable capital distributions.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of September 30, 2026, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

On March 27, 2025, the Company borrowed $30,000 under the Credit Agreement with Citizens Bank. On November 10, 2025, the Company utilized the accordion feature under the Credit Agreement and borrowed an additional $20,000. Borrowings under the Credit Agreement bear interest at SOFR plus 1.25%. Interest is payable quarterly and the principal is due upon the maturity of the Credit Agreement. Principal may be repaid at any time without penalty. The Company had $50,000 outstanding on its credit facility at September 30, 2026 and December 31, 2025, respectively. The credit facility commitment fee included in interest expense was computed at a rate of 0.20% per annum on the unused portion of the credit facility.

Safety Insurance Company is a member of the FHLB of Boston. Membership in the FHLB of Boston allows Safety Insurance Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S. Government residential mortgage-backed securities. At September 30, 2026, Safety Insurance Company has the ability to borrow $266,940 using eligible invested assets that would be used as collateral.

On March 17, 2020, the Company borrowed $30,000 from the FHLB of Boston for a term of five-years, bearing interest at a rate of 1.42%. The interest and principal were paid on the maturity date of March 17, 2025.

The Company estimates the fair value of the loan under the Credit Agreement with Citizens Bank by discounting cash flows using the interest rate stated in the loan agreement, which is an observable input. As such, the loan is categorized as Level 2 within the fair value hierarchy. The fair value of the loan was $52,807 and $53,386 at September 30, 2026 and December 31, 2025, respectively.

Interest expense on the FHLB of Boston borrowing was incurred only during the nine months ended September 30, 2025 and totaled $89. Interest expense on the Credit Agreement with Citizens Bank was $616 and $426 for the three months ended September 30, 2026 and 2025, respectively. Interest expense on the Credit Agreement with Citizens Bank was $2,047 and $883 for the nine months ended September 30, 2026 and 2025, respectively.

10. Income Taxes

Federal income tax expense for the nine months ended September 30, 2026 and 2025 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service. Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the nine months ended September 30, 2026, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

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

No share purchases were made by the Company under the program during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, the Company had purchased 3,478,060 shares at a cost of $175,240.

12. Leases

The Company has various non-cancelable, long-term operating leases, the largest of which are for office space including the corporate headquarters, VIP claims centers and law offices. Other operating leases consist of auto leases and various office equipment. The Company has no finance leases. Our leases have remaining lease terms of one year to five years, some of which include options to extend the leases for up to five years.

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$884	$904	$2,648	$2,713

Other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,055	$1,058	$3,163	$3,175
Weighted average remaining lease term
Operating leases			2.33 Years	3.22 Years
Weighted average discount rate
Operating leases			2.55%	2.45%

Maturities of lease liabilities are as follows:

Operating Leases
2026	$1,078
2027	4,071
2028	4,003
2029	81
Thereafter	141
Total lease payments	9,374
Less imputed interest	(281)
Total	$9,093

13. Pending Merger Agreement

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

The respective obligations of the Company, Parent and Merger Subsidiary to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of customary closing conditions, including, among others, approval by the holders of a majority of the voting power of the outstanding shares of Company common stock entitled to vote on the Merger, which was received on November 3, 2026, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which waiting period expired on September 14, 2026, and the receipt of certain other regulatory approvals, including from insurance regulators in Massachusetts. In addition, Parent’s and Merger Subsidiary’s obligation to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of a condition that there has not occurred a material adverse effect on the Company since the date of the Merger Agreement that is continuing.

14. Subsequent Events

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

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to the safe harbor created by that Act. In addition, the Company’s senior management may make forward-looking statements orally to analysts, investors, the media and others. This safe harbor requires that we specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of us. There can be no assurances that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” below for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

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

The table below shows the amount of direct written premiums written in each state during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
Direct Written Premiums	2026	2025	2026	2025
Massachusetts	$299,122	$313,922	$903,657	$924,126
New Hampshire	15,776	15,681	44,062	42,835
Maine	4,805	4,578	13,594	12,019
Total	$319,703	$334,181	$961,313	$978,980

Recent Trends and Events

During the quarter ended March 31, 2026, the Northeast region was impacted by two severe winter weather events (“Winter Storms”). Beginning on January 23, 2026 through January 26, 2026, the Northeast region experienced a severe winter weather event, which developed into a nor’easter, bringing blizzard conditions including excess snowfall, subzero temperatures and wind gusts reaching 75 miles per hour. Beginning on February 22, 2026, the Northeast region experienced a severe winter weather event, which produced record-breaking snowfall and hurricane-force wind gusts. Areas in the region received up to 36 inches of snowfall and wind gusts exceeding 80 miles per hour. As a result of the Winter Storms, the Company received approximately 1,800 reported claims totaling $44,300 of losses and loss adjustment expenses for the nine months ended September 30, 2026.

Direct and Net Written Premiums. For the three months ended September 30, 2026, direct written premium and net written premium decreased 4.3% and 4.2%, respectively, compared to the prior period. The decreases are due to a softening, more competitive market, in addition to the cancellation of certain underperforming agency relationships. For the nine months ended September 30, 2026, the Company experienced policy count declines in Private Passenger Automobile and in Homeowners lines, partially offset by growth in Commercial Automobile policies, compared to the same period in 2025. Average written premium per policy increased 2.0%, 6.0% and 9.7% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, primarily reflecting rate increases.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred for the three months ended September 30, 2026 decreased by $7,357, or 3.6%, to $197,625 from $204,982 for the comparable 2025 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2026 increased by $50,730, or 8.6%, to $640,234 from $589,504 for the comparable 2025 period. Our losses and loss adjustment expenses ratio for the three months ended September 30, 2026 decreased to 67.2% from 70.4% for the comparable 2025 period. The decrease in our losses and loss adjustment expense ratio for the three months ended September 30, 2026 is primarily driven by improved reported accident frequency in our Private Passenger Automobile line of business. Our losses and loss adjustment expense ratio for the nine months ended September 30, 2026 increased to 73.0% from 69.7% for the comparable 2025 period. The increase in losses and loss adjustment expense ratio for the nine months ended September 30, 2026 is due to the impact of Winter Storms.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts, New Hampshire and Maine in 2026 and 2025.

Line of Business	Effective Date	Rate Change
Maine Commercial Automobile	December 1, 2026	8.5%
New Hampshire Commercial Automobile	November 1, 2026	7.4%
New Hampshire Homeowners	October 1, 2026	2.8%
New Hampshire Private Passenger Automobile	October 1, 2026	3.2%
Maine Private Passenger Automobile	September 1, 2026	6.2%
Massachusetts Private Passenger Automobile	July 1, 2026	3.3%
Maine Private Passenger Automobile	June 1, 2026	1.7%
Massachusetts Commercial Automobile	May 1, 2026	5.9%
Massachusetts Private Passenger Automobile	January 1, 2026	1.3%
Maine Commercial Automobile	December 1, 2025	14.8%
Maine Homeowners	November 1, 2025	6.6%
New Hampshire Commercial Automobile	November 1, 2025	8.2%
New Hampshire Homeowners	October 1, 2025	3.9%
New Hampshire Private Passenger Automobile	October 1, 2025	5.2%
Maine Private Passenger Automobile	September 1, 2025	9.6%
Massachusetts Homeowners	August 1, 2025	4.2%
Massachusetts Private Passenger Automobile	July 1, 2025	5.1%
Massachusetts Commercial Automobile	May 1, 2025	5.2%
Massachusetts Private Passenger Automobile	January 1, 2025	5.3%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP ratios:
Loss ratio	67.2%	70.4%	73.0%	69.7%
Expense ratio	29.1	28.5	28.7	29.2
Combined ratio	96.3%	98.9%	101.7%	98.9%

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At September 30, 2026, there were 160,334 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the nine months ended September 30, 2026 is as follows:

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

At September 30, 2026, we had $167,257 recoverable from CAR, which consisted of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

Proposed Merger

On July 23, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MAPFRE U.S.A. Corp., a Massachusetts corporation (“Parent”), and Splash Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of Parent (“Merger Subsidiary”), pursuant to which the Company is to be acquired by Parent. Upon the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). At the effective time of the Merger, each issued and outstanding share of the Company’s common stock (other than certain excluded shares and shares held by stockholders who properly exercise appraisal rights) will be cancelled and converted into the right to receive $105.00 per share in cash, without interest thereon. In addition, as of immediately prior to the effective time, our outstanding restricted stock awards and performance awards will, to the extent not vested, become fully vested (with performance conditions deemed satisfied at the level set forth in the Merger Agreement) and will be cancelled and converted into the right to receive cash payments based on the Merger consideration, together with accrued and unpaid dividends, subject to the terms of the Merger Agreement.

The respective obligations of the Company, Parent and Merger Subsidiary to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of customary closing conditions, including, among others, approval by the holders of a majority of the voting power of the outstanding shares of Company common stock entitled to vote on the Merger, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other regulatory approvals, including from insurance regulators in Massachusetts. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on September 14, 2026. On November 3, 2026, the Company’s stockholders approved the Merger. Completion of the Merger remains subject to the satisfaction or waiver of the remaining closing conditions, including the receipt of required regulatory approvals. In addition, Parent’s and Merger Subsidiary’s obligation to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of a condition that there has not occurred a material adverse effect on the Company since the date of the Merger Agreement that is continuing.

The Company has incurred approximately $3,766 in legal fees through September 30, 2026 in connection with the Merger, and expects to continue to incur significant costs, expenses, and fees for professional services and other transaction costs. Additionally, if the Merger Agreement is terminated under specified circumstances, the Company may be required to pay Parent a termination fee of $46.2 million and Parent may in certain circumstances be required to pay the Company a termination fee of $111.8 million. Either party may terminate the Merger Agreement if the Merger is not consummated by July 23, 2027, subject to an automatic extension to January 23, 2028 under certain circumstances relating to the receipt of required regulatory approvals.

Non-GAAP Measures

Management has included certain non-GAAP financial measures in presenting the Company’s results. Management believes that these non-GAAP measures are useful to investors because they exclude certain items, such as realized and unrealized investment gains and losses and credit losses, the timing and amounts of which can be volatile and largely unrelated to the Company’s underlying results of operations, facilitating a period-to-period comparison of in the Company’s business. These measures should not be viewed as a substitute for those determined in accordance with GAAP. In addition, our definitions of these items may not be comparable to the definitions used by other companies.

Non-GAAP operating income and non-GAAP operating income per diluted share consist of our GAAP net income adjusted by the net realized gains (losses) on investments, changes in net unrealized gains on equity securities, credit loss benefit (expense) and the income tax effects of those adjustments. Net income and earnings per diluted share are the GAAP financial measures that are most directly comparable to non-GAAP operating income and non-GAAP operating income per diluted share, respectively. A reconciliation of the GAAP financial measures to these non-GAAP measures is included under “Results of Operations” below.

Results of Operations

Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct written premiums	$319,703	$334,181	$961,313	$978,980
Net written premiums	$296,167	$309,215	$885,108	$903,470
Net earned premiums	$293,870	$291,021	$876,509	$845,824
Net investment income	17,872	15,535	51,469	45,833
Earnings from partnership investments	6,078	2,929	13,312	5,387
Net realized gains on investments	10,353	1,338	18,402	7,732
Change in net unrealized gains on equity securities	(8,499)	6,310	(15,276)	13,233
Credit loss benefit (expense)	4	487	(351)	232
Commission income	2,298	2,415	6,700	6,795
Finance and other service income	5,794	6,589	17,353	19,361
Total revenue	327,770	326,624	968,118	944,397
Losses and loss adjustment expenses	197,625	204,982	640,234	589,504
Underwriting, operating and related expenses	85,377	83,027	251,541	246,674
Other expense	5,763	1,979	10,010	5,980
Interest expense	621	426	2,053	972
Total expenses	289,386	290,414	903,838	843,130
Income before income taxes	38,384	36,210	64,280	101,267
Income tax expense	8,365	7,900	14,067	22,124
Net income	$30,019	$28,310	$50,213	$79,143
Earnings per weighted average common share:
Basic	$2.06	$1.91	$3.44	$5.35
Diluted	$2.05	$1.91	$3.43	$5.33
Cash dividends paid per common share	$0.92	$0.92	$2.76	$2.72

Reconciliation of Net Income to Non-GAAP Operating Income

Net income	$30,019	$28,310	$50,213	$79,143
Exclusions from net income:
Net realized gains on investments	(10,353)	(1,338)	(18,402)	(7,732)
Change in net unrealized gains on equity securities	8,499	(6,310)	15,276	(13,233)
Credit loss (benefit) expense	(4)	(487)	351	(232)
Income tax expense	390	1,708	583	4,451
Non-GAAP operating income	$28,551	$21,883	$48,021	$62,397

Net income per diluted share	$2.05	$1.91	$3.43	$5.33
Exclusions from net income:
Net realized gains on investments	(0.71)	(0.09)	(1.26)	(0.52)
Change in net unrealized gains on equity securities	0.58	(0.43)	1.05	(0.90)
Credit loss (benefit) expense	-	(0.03)	0.02	(0.02)
Income tax expense	0.03	0.12	0.04	0.30
Non-GAAP operating income per diluted share	$1.95	$1.48	$3.28	$4.19

Direct Written Premiums. Direct written premiums for the three months ended September 30, 2026 decreased by $14,478, or 4.3%, to $319,703 from $334,181 for the comparable 2025 period. Direct written premiums for the nine months ended September 30, 2026 decreased by $17,667, or 1.8%, to $961,313 from $978,980 for the comparable 2025 period. The decreases in direct written premiums and net written premiums reflect lower policy counts resulting from the cancellation of certain underperforming agency relationships. For the nine months ended September 30, 2026, average written premium per policy increased 2.0%, 6.0% and 9.7% in Private Passenger Automobile, Commercial Automobile and Homeowners lines, respectively, compared to the same period in 2025.

Net Written Premiums. Net written premiums for the three months ended September 30, 2026 decreased by $13,048, or 4.2%, to $296,167 from $309,215 for the comparable 2025 period. Net written premiums for the nine months ended September 30, 2026 decreased by $18,362, or 2.0%, to $885,108 from $903,470 for the comparable 2025 period. The decreases were primarily due to the factors that decreased direct written premiums.

Net Earned Premiums. Net earned premiums for the three months ended September 30, 2026 increased by $2,849, or 1.0%, to $293,870 from $291,021 for the comparable 2025 period. Net earned premiums for the nine months ended September 30, 2026 increased by $30,685, or 3.6%, to $876,509 from $845,824 for the comparable 2025 period. The increases were primarily due to rate increases earning into top-line results.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Written Premiums
Direct	$319,703	$334,181	$961,313	$978,980
Assumed	8,588	5,873	21,303	18,353
Ceded	(32,124)	(30,839)	(97,508)	(93,863)
Net written premiums	$296,167	$309,215	$885,108	$903,470

Earned Premiums
Direct	$319,284	$318,209	$950,966	$923,929
Assumed	6,794	5,444	19,494	17,455
Ceded	(32,208)	(32,632)	(93,951)	(95,560)
Net earned premiums	$293,870	$291,021	$876,509	$845,824

Net Investment Income. Net investment income for the three months ended September 30, 2026 increased $2,337, or 15.0%, to $17,872 from $15,535 for the comparable 2025 period. Net investment income for the nine months ended September 30, 2026 increased by $5,636, or 12.3%, to $51,469 from $45,833 for the comparable 2025 period. The increase for the three and nine months ended September 30, 2026, compared to the same periods in 2025, is primarily driven by higher assets under management, reinvestment rates that exceeded the yields on maturing securities, and strong alternative asset returns. Net effective annualized yield on the investment portfolio was 4.2% for the three months September 30, 2026 compared to 4.0% for the comparable 2025 period. Net effective annualized yield on the investment portfolio was 4.1% for the nine months ended September 30, 2026 compared to 4.0% for the comparable 2025 period. The investment portfolio’s duration on fixed maturities was 3.8 years at September 30, 2026 compared to 3.9 years at December 31, 2025.

Earnings from Partnership Investments. Earnings from partnership investments were $6,078 for the three months ended September 30, 2026 compared to $2,929 for the comparable 2025 period. Earnings from partnership investments were $13,312 for the nine months ended September 30, 2026 compared to $5,387 for the comparable 2025 period. The year-over-year increase reflects higher investment appreciation and the impact of timing differences between valuation changes and the recognition of realized gains. Cash distributions received from partnerships may not correspond to earnings recognized in the same period, as gains are typically recognized over time based on changes in fair value. The timing and magnitude of these returns can vary depending on the performance and transactional activity of the underlying partnerships.

Net Realized Gains on Investments. Net realized gains on investments were $10,353 for the three months ended September 30, 2026 compared to $1,338 for the comparable 2025 period. Net realized gains on investments was $18,402 for the nine months ended September 30, 2026 compared to $7,732 for the comparable 2025 period. The increase in net realized gains during the nine-month period reflects the sale of equity securities in a gain position during the first and third quarters of 2026.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of September 30, 2026

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$2,707	$—	$—	$(93)	$2,614
Obligations of states and political subdivisions	38,802	—	16	(3,868)	34,950
Residential mortgage-backed securities (1)	396,634	—	74	(36,474)	360,234
Commercial mortgage-backed securities	148,185	—	1	(9,440)	138,746
Other asset-backed securities	244,610	—	131	(1,973)	242,768
Corporate and other securities	637,634	(351)	238	(33,774)	603,747
Subtotal, fixed maturity securities	1,468,572	(351)	460	(85,622)	1,383,059
Equity securities (2)	156,549	—	15,492	(11,406)	160,635
Other invested assets (4)	160,202	—	—	—	160,202
Totals	$1,785,323	$(351)	$15,952	$(97,028)	$1,703,896
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

(3)Our investment portfolio includes 1,134 securities in an unrealized loss position at September 30, 2026.
(4)Other invested assets are generally accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio as defined by nationally recognized rating agencies was as follows:

	As of September 30, 2026
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$360,234	26.0%
Aaa/Aa	368,593	26.7
A	315,999	22.9
Baa	228,488	16.5
Ba	41,785	3.0
B	54,445	3.9
Caa/Ca	790	0.1
Not rated	12,725	0.9
Total	$1,383,059	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

As of September 30, 2026, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2026.

	As of September 30, 2026
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$2,614	$93	$1	$—	$2,615	$93
Obligations of states and political subdivisions	21,492	1,612	10,059	2,256	31,551	3,868
Residential mortgage-backed securities	226,575	12,122	128,447	24,352	355,022	36,474
Commercial mortgage-backed securities	49,885	2,287	86,317	7,153	136,202	9,440
Other asset-backed securities	135,611	804	6,168	1,169	141,779	1,973
Corporate and other securities	453,654	19,546	131,339	14,228	584,993	33,774
Subtotal, fixed maturity securities	889,831	36,464	362,331	49,158	1,252,162	85,622
Equity securities	78,516	10,591	2,524	815	81,040	11,406
Total temporarily impaired securities	$968,347	$47,055	$364,855	$49,973	$1,333,202	$97,028

As of September 30, 2026 the Company concluded that $351 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses. As of December 31, 2025, the Company concluded that none of the unrealized losses in the fixed maturity portfolio were due to credit factors; therefore, no allowance for credit losses was reported. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at September 30, 2026 and December 31, 2025 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Commission Income: Commission income includes revenues from new and renewal commissions paid by insurance carriers, which we recognize when earned. Commission income was $2,298 and $2,415 for the three months ended September 30, 2026 and 2025, respectively. Commission income was $6,700 and $6,795 for the nine months ended September 30, 2026 and 2025, respectively. The year-over-year change reflects increased competition within the property and casualty insurance market.

Finance and Other Service Income. Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended September 30, 2026 decreased by $795, or 12.1%, to $5,794 from $6,589 for the comparable 2025 period. Finance and other service income for the nine months ended September 30, 2026, decreased by $2,008, or 10.4%, to $17,353 from $19,361 for the comparable 2025 period. The decrease is primarily driven by the decline in policy counts and the elimination of certain finance charges associated with Massachusetts private passenger automobile policies.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred for the three months ended September 30, 2026 decreased by $7,357, or 3.6%, to $197,625 from $204,982 for the comparable 2025 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2026 increased by $50,730, or 8.6%, to $640,234 from $589,504 for the comparable 2025 period.

Our GAAP loss ratio for the three months ended September 30, 2026 decreased to 67.2% from 70.4% for the comparable 2025 period. Our GAAP loss ratio for the nine months ended September 30, 2026 increased to 73.0% from 69.7% for the comparable 2025 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended September 30, 2026 was 59.5% compared to 63.1% for the comparable 2025 period. Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2026 was 64.9% compared to 61.8% for the comparable 2025 period. Total prior year favorable development included in the pre-tax results for the three months ended September 30, 2026 was $10,139 compared to $9,707 for the comparable 2025 period. Total prior year favorable development included in the pre-tax results for the nine months ended September 30, 2026 was $31,257 compared to $33,180 for the comparable 2025 period.

Underwriting, Operating and Related Expenses. Underwriting, operating and related expenses for the three months ended September 30, 2026 increased by $2,350, or 2.8%, to $85,377 from $83,027 for the comparable 2025 period. Underwriting, operating and related expenses for the nine months ended September 30, 2026 increased by $4,867, or 2.0%, to $251,541 from $246,674 for the comparable 2025 period. Our GAAP expense ratio for the three months ended September 30, 2026 increased to 29.1% from 28.5% for the comparable 2025 period. Our GAAP expense ratio for the nine months ended September 30, 2026 decreased to 28.7% from 29.2% for the comparable 2025 period. The decrease in the GAAP expense ratio during the nine months ended September 30, 2026 was due to higher earned premium.

Other Expense. Other expense for the three months ended September 30, 2026 increased by $3,784 to $5,763 from $1,979 for the comparable 2025 period. Other expense for the nine months ended September 30, 2026 increased by $4,030 to $10,010 from $5,980 for the comparable 2025 period. The increase for the three and nine months ended September 30, 2026 was primarily due to approximately $3,766 of legal fees incurred in connection with the proposed transaction.

Interest Expense. Interest expense was $621 and $426 for the three months ended September 30, 2026 and 2025, respectively. Interest expense was $2,053 for the nine months ended September 30, 2026 compared to $972 for the comparable 2025 period. The increase in interest expense is due to borrowings under the Company’s existing Credit Agreement with Citizens Bank on March 27, 2025, which carries an interest rate of SOFR rate plus 1.25%, compared to the repaid FHLB of Boston loan that had a fixed rate of 1.42%.

Income Tax Expense. Our effective tax rate was 21.8% for the three months ended September 30, 2026 and 2025. The effective tax rate was 21.9% and 21.8% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate in 2026 was higher than the statutory rate primarily due to the effects of stock-based compensation and permanent differences regarding executive compensation.

Net Income. Net income for the three months ended September 30, 2026 was $30,019 compared to net income of $28,310 for the comparable 2025 period. Net income for the nine months ended September 30, 2026 was $50,213 compared to $79,143 for the comparable 2025 period.

Non-GAAP Operating Income. Non-GAAP operating income, as defined above, was $28,551 for the three months ended September 30, 2026 compared to $21,883 for the comparable 2025 period. Non-GAAP operating income was $48,021 for the nine months ended September 30, 2026 compared to $62,397 for the comparable 2025 period.

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

Net cash provided by operating activities was $78,991 and $120,948 during the nine months ended September 30, 2026 and 2025, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash used for investing activities was $56,557 and $83,276 during the nine months ended September 30, 2026 and 2025, respectively. Fixed maturities, equity securities, and other invested assets purchased were $411,509 for the nine months ended September 30, 2026 compared to $349,275 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $358,378 during the nine months ended September 30, 2026 compared to $266,399 for the comparable prior year period.

Net cash used for financing activities was $40,318 and $40,413 during the nine months ended September 30, 2026 and 2025, respectively. Net cash used for financing activities during the nine months ended September 30, 2026 consisted of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts (the “Commissioner”). The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2025, the statutory surplus of Safety Insurance was $833,432, and its statutory net income for 2025 was $83,092. As a result, a maximum of $83,343 is available in 2026 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance

Subsidiaries had restricted net assets in the amount of $750,089 at December 31, 2025. During the nine months ended September 30, 2026, Safety Insurance paid dividends to Safety of $43,450.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2026 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 13, 2026	March 2, 2026	March 13, 2026	$0.92	$13,470
May 6, 2026	June 1, 2026	June 12, 2026	$0.92	$13,485
August 7, 2026	September 1, 2026	September 15, 2026	$0.92	$13,651

On November 4, 2026, our Board of Directors approved and declared a quarterly cash dividend of $0.92 per share which will be paid on December 15, 2026 to shareholders of record on December 1, 2026. We plan to continue to declare and pay quarterly cash dividends in 2026, depending on our financial position and the regularity of our cash flows.

On February 23, 2022, the Board of Directors approved a share repurchase program of up to $50,000 of the Company’s outstanding common shares. As of September 30, 2026, the Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. No share repurchases were made by the Company under the program during the three and nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, the Company had purchased 3,478,060 shares of common stock at a cost of $175,240.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $625,731 to $691,437 as of September 30, 2026. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $666,473 as of September 30, 2026.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2026.

	As of September 30, 2026
Line of Business	Low	Recorded	High
Private passenger automobile	$285,682	$303,072	$313,264
Commercial automobile	133,529	146,287	154,732
Homeowners	136,542	140,958	141,075
All other	69,978	76,156	82,366
Total	$625,731	$666,473	$691,437

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30, 2026.

	As of September 30, 2026
Line of Business	Case	IBNR	Total
Private passenger automobile	$345,132	(42,069)	$303,063
CAR assumed private passenger auto	1	8	9
Commercial automobile	100,540	9,879	110,419
CAR assumed commercial automobile	22,376	13,492	35,868
Homeowners	162,429	(21,471)	140,958
All other	68,022	8,134	76,156
Total net reserves for losses and LAE	$698,500	$(32,027)	$666,473

At September 30, 2026, our total IBNR reserves for our private passenger automobile line of business was comprised of ($82,116) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $40,047 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves. The IBNR reserves for CAR assumed commercial automobile business are 37.6% of our total reserves for CAR assumed commercial automobile business as of September 30, 2026, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30, 2026.

	As of September 30, 2026
Line of Business	Retained	Assumed	Net
Private passenger automobile	$303,063
CAR assumed private passenger automobile		$9
Net private passenger automobile			$303,072
Commercial automobile	110,419
CAR assumed commercial automobile		35,868
Net commercial automobile			146,287
Homeowners	140,958	—	140,958
All other	76,156	—	76,156
Total net reserves for losses and LAE	$630,596	$35,877	$666,473

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the nine months ended September 30, 2026, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $8,769. Each 1 percentage-point change in the loss and LAE ratio would have had a $6,927 effect on net income, or $0.48 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2026. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(6,061)	$(3,031)	$—
Estimated increase in net income	4,788	2,394	—
No Change in Severity
Estimated (decrease) increase in reserves	(3,031)	—	3,031
Estimated increase (decrease) in net income	2,394	—	(2,394)
+1 Percent Change in Severity
Estimated increase in reserves	—	3,031	6,061
Estimated decrease in net income	—	(2,394)	(4,788)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(2,208)	(1,104)	—
Estimated increase in net income	1,745	872	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,104)	—	1,104
Estimated increase (decrease) in net income	872	—	(872)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,104	2,208
Estimated decrease in net income	—	(872)	(1,745)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(2,819)	(1,410)	—
Estimated increase in net income	2,227	1,114	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,410)	—	1,410
Estimated increase (decrease) in net income	1,114	—	(1,114)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,410	2,819
Estimated decrease in net income	—	(1,114)	(2,227)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,523)	(762)	—
Estimated increase in net income	1,203	602	—
No Change in Severity
Estimated (decrease) increase in reserves	(762)	—	762
Estimated increase (decrease) in net income	602	—	(602)
+1 Percent Change in Severity
Estimated increase in reserves	—	762	1,523
Estimated decrease in net income	—	(602)	(1,203)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2026. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(359)	$359
Estimated increase (decrease) in net income	283	(283)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $31,257 and $33,180 during the nine months ended September 30, 2026 and 2025, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2026 and 2025. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended September 30,
Accident Year	2026	2025
2016 & prior	$(77)	$(1,032)
2017	(155)	(388)
2018	(745)	(543)
2019	(96)	(1,529)
2020	346	(2,325)
2021	2,102	(2,155)
2022	1,090	(616)
2023	129	(9,025)
2024	(8,664)	(15,567)
2025	(25,187)	—
All prior years	$(31,257)	$(33,180)

The decreases in prior years’ reserves during the nine months ended September 30, 2026 and 2025 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2026 decrease is composed of reductions of $14,003 in our private passenger automobile reserves, $5,473 in our commercial automobile reserves, $9,440 in our homeowners reserves, and $2,341 in our other lines reserves. The 2025 decrease is primarily composed of reductions of $5,209 in our private passenger automobile reserves, $5,910 in our commercial automobile reserves, $12,383 in our homeowners reserves, and $9,678 in our other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses September 30, 2026.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2016 & prior	$(84)	$6	$(7)	$8	$(77)
2017	(33)	(6)	1	(117)	(155)
2018	(51)	(88)	(297)	(309)	(745)
2019	152	(8)	10	(250)	(96)
2020	938	(84)	(232)	(276)	346
2021	1,776	(144)	(111)	581	2,102
2022	739	952	(185)	(416)	1,090
2023	2,169	(568)	(2,639)	1,167	129
2024	(2,560)	(1,725)	(3,426)	(953)	(8,664)
2025	(17,049)	(3,808)	(2,554)	(1,776)	(25,187)
All prior years	$(14,003)	$(5,473)	$(9,440)	$(2,341)	$(31,257)

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to:

●	The competitive nature of our industry and the possible adverse effects of such competition;
●	Conditions for business operations and restrictive regulations in Massachusetts;

●	Severe weather and catastrophe events, such as the Winter Storms that affected our results in the first quarter of 2026, have caused and may in the future cause losses;
●	The impact of inflation, changes in tariffs and supply chain delays on loss severity;
●	The possibility that the Commissioner may approve future rule changes that change the operation of the residual market;
●	The possibility that existing insurance-related laws and regulations will become further restrictive in the future;
●	The impact of investment, economic and underwriting market conditions, including interest rates and inflation;
●	Our possible need for and availability of additional financing, and our dependence on strategic relationships, among others; and
●	Other risks and factors identified from time to time in our reports filed with the SEC. Refer to Part II, Item 1A – Risk Factors in this Quarterly report on Form 10-Q and Part I, Item 1A — Risk Factors of our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Except as required by law, we do not undertake any obligation to update publicly or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk (Dollars in thousands)

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2026
Estimated fair value	$1,448,009	$1,383,059	$1,319,246
Estimated increase (decrease) in fair value	$64,950	$—	$(63,813)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At September 30, 2026, we had $50,000 of debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $2,000 for 2026, assuming that all of such debt is outstanding for the entire year.

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

On July 23, 2026, we entered into the Merger Agreement. Uncertainty about the effect of the Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition, and results of operations regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

●	the impairment of our ability to attract, retain, and motivate our employees, including key personnel;

●	the diversion of significant management time and resources toward the completion of the Merger;

●	difficulties maintaining relationships with customers and business partners;

●	delays or deferments of certain business decisions by our customers and business partners;

●	the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to conduct our business in the ordinary course in all material respects and use commercially reasonable efforts to preserve intact our business organization and existing relationships;

●	litigation relating to the Merger and the costs related thereto; and

●	the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.

The completion of the Merger is subject to certain closing conditions, including certain regulatory conditions, which may not be satisfied on a timely basis or at all, and the failure to consummate the Merger within the expected timeframe or at all could adversely impact our business, financial condition, and results of operations.

The obligations of the Company, Parent and Merger Subsidiary to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of a number of conditions. Although our stockholders approved the Merger on November 3, 2026, and the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on September 14, 2026, the Merger remains subject to certain other regulatory approvals, including the approval of the Massachusetts Commissioner of Insurance. The relevant governmental entities may impose requirements, limitations, costs or place restrictions on the conduct of our or Parent’s business following the Merger as a condition to approval or not grant approval at all.

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

Also, we have incurred approximately $3,766 in legal fees through September 30, 2026 and expect to incur additional significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. Some of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares. The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No shares were repurchased during the three and nine months ended September 30, 2026.

	Total number	Average	Total number of shares	Approximate dollar value of
	of shares	price paid	purchased as part of publicly	shares that may yet be purchased
Period	purchase	per share	announced plans or programs	under the plans or programs
July 1-31, 2026	—	—	—	$24,760
August 1-31, 2026	—	—	—	$24,760
September 1-30, 2026	—	—	—	$24,760
Total	—		—

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2026, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (each, a “10b5-1 Plan”):

On September 24, 2026, George Murphy, the Company’s President and Chief Executive Officer, entered into a 10b5-1 Plan. Mr. Murphy’s 10b5-1 Plan provides for the potential sale of up to 5,753 shares of the Company’s common stock between February 25, 2027 and September 30, 2027. The potential sale is related to the expected share vesting in February 2027 and related to sell-to-cover transaction.

On September 22, 2026, Christopher Whitford, the Company’s Vice President, Chief Financial Officer, and Treasurer, entered into a 10b5-1 Plan. Mr. Whitford’s 10b5-1 Plan provides for the potential sale of up to 2,389 shares of the Company’s common stock between February 25, 2027 and September 30, 2027. The potential sale is related to the expected share vesting in February 2027 and related to sell-to-cover transaction.

On September 23, 2026, Stephen Varga, the Company’s Vice President of Management Information Systems, entered into a 10b5-1 Plan. Mr. Varga’s 10b5-1 Plan provides for the potential sale of up to 2,470 shares of the Company’s common stock between February 25, 2027 and September 30, 2027. The potential sale is related to the expected share vesting in February 2027 and related to sell-to-cover transaction.

On September 23, 2026, Mary McConnell, the Company’s Vice President of Underwriting, entered into a 10b5-1 Plan. Ms. McConnell’s 10b5-1 Plan provides for the potential sale of up to 1,411 shares of the Company’s common stock between February 25, 2027 and September 30, 2027. The potential sale is related to the expected share vesting in February 2027 and related to sell-to-cover transaction.

On September 23, 2026, Paul Narciso, the Company’s Vice President of Claims, entered into a 10b5-1 Plan. Mr. Narciso’s 10b5-1 Plan provides for the potential sale of up to 1,942 shares of the Company’s common stock between

February 25, 2027 and September 30, 2027. The potential sale is related to the expected share vesting in February 2027 and related to sell-to-cover transaction.

On September 24, 2026, Brian Lam, the Company’s Vice President of Insurance Operations, entered into a 10b5-1 Plan. Mr. Lam’s 10b5-1 Plan provides for the potential sale of up to 1,461 shares of the Company’s common stock between February 25, 2027 and September 30, 2027. The potential sale is related to the expected share vesting in February 2027 and related to sell-to-cover transaction.

On September 24, 2026, John Drago, the Company’s Vice President of Marketing, entered into a 10b5-1 Plan. Mr. Drago’s 10b5-1 Plan provides for the potential sale of up to 2,073 shares of the Company’s common stock between February 25, 2027 and September 30, 2027. The potential sale is related to the expected share vesting in February 2027 and related to sell-to-cover transaction.

Other than as described above, during the three months ended September 30, 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits are contained herein as listed in the Exhibit Index.

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description
2.1

Agreement and Plan of Merger, dated as of July 23, 2026, by and among Safety Insurance Group, Inc., MAPFRE U.S.A. Corp., and Splash Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2026)

10.1

Form of Voting and Support Agreement by and among MAPFRE U.S.A. Corp., Safety Insurance Group, Inc., and certain stockholders of Safety Insurance Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2026)

11.0	Statement re: Computation of Per Share Earnings (1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (2)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (2)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (2)

101.INS	Inline XBRL Instance Document (2)

101.SCH	Inline XBRL Taxonomy Extension Schema (2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (2)

104	The cover page from this Current Report on form 10-Q, formatted in Inline XBRL (2)
(1)	Not included herein as the information is included as part of this Form 10-Q, Item 1 – Financial Statements, Note 3, Earnings per Share.
(2)	Included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 6, 2026	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer